Form 10QSB
period 2001-09-30
AMICI VENTURES INC
filed 2001-11-21
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)
  ..X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

  .....  Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from____________________ to
         ______________________.

Commission File No:   333-60958

                              AMICI VENTURES, INC.
                     (Name of small business in its charter)

                   New York                                13-3963541
  (State or other jurisdiction of incorporation)      (IRS Employer Id. No.)

                                 770 King Street
                            Rye Brook, NY 10573-1811
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (914) 937-6001


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes
 ..... No .....

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock, $.001 par value, 6,000,000 shares at October 24, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes.....  NO ..X..

                              AMICI VENTURES, INC.
                                   Form 10-QSB
                        Quarter Ended September 30, 2001

                                      INDEX

                                                                                                            Page
PART I   FINANCIAL INFORMATION...............................................................................2

Item 1.  Financial Statements................................................................................2
         Condensed Balance Sheets at September 30, 2001 and June 30, 2001....................................3
         Condensed Statements of Operations for the Three Months Ended
            September 30, 2001 and September 30, 2000........................................................4
         Condensed Statements of Stockholders' Equity for the Three Months Ended
            September 30, 2001 and September 30, 2000........................................................5
         Condensed Statement of Cash Flows for the Three Months Ended
            September 30, 2001 and September 30, 2000........................................................6
         Notes to Condensed Financial Statements.............................................................8
Item 2.  Management's Discussion and Analysis................................................................9

PART II  OTHER INFORMATION..................................................................................12

Item 1.  Legal Proceedings..................................................................................12
Item 2.  Changes in Securities..............................................................................12
Item 3.  Defaults Upon Senior Securities....................................................................12
Item 4.  Submission of Matters to a Vote of Security Holders................................................12
Item 5.  Other Information..................................................................................12
Item 6.  Exhibits and Reports on Form 8-K...................................................................13

         SIGNATURE PAGE.....................................................................................13

         EXHIBITS...........................................................................................14

--------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of registrant as of September 30, 2001 and for the three months ended September 30, 2001 and September 30, 2000 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                              AMICI VENTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                                            Unaudited
                                                                          September 30,             June 30,
                                                                              2001                    2001
                                                                              ----                    ----
ASSETS
------
Current assets:
     Cash                                                                   $      322             $      320
                                                                            ----------             ----------

               Total current assets                                                322                    320

Investment in motion picture distribution rights                            $   33,400             $   33,400
                                                                            ----------             ----------

                Total assets                                                $   33,722             $   33,720
                                                                            ==========             ==========






LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Income taxes payable                                                   $      420             $      320
     Accrued expenses                                                              870

                                                                                                          600
     Loans payable - related parties                                            16,500                 10,500
                                                                                ------                 ------

               Total current liabilities                                        17,790                 11,420
                                                                                ------                 ------

Stockholders' equity:

     Common stock                                                                6,000                  6,000
     Additional Paid-in Capital                                                296,700                292,200
     Retained earnings (deficit)                                              (286,768)              (275,900)
                                                                             ---------              ---------

              Total stockholders' equity                                        15,932                 22,300
                                                                             ---------                 ------

              Total liabilities and stockholders' equity                     $  33,722             $   33,720

                                                                             =========             ==========


            See accompanying Notes to Condensed Financial Statements

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    Unaudited


                                                        Three Months Ended
                                                           September 30,
                                                           ------------
                                                         2001               2000
Revenues                                                 $     -            $    -


Cost of revenues                                               -                 -
                                                         -------            ------

Gross profit                                                   -                 -
                                                         -------            ------

General and administrative expenses                       10,498             4,545
Interest                                                     270                10
                                                         -------            ------


Loss from operations before taxes                        (10,768)            4,555)

Income taxes                                                 100               125
                                                         -------            ------



Net loss                                               $ (10,868)         $ (4,680)
                                                       ==========         ========




Loss per share - basic and diluted                        $ 0.00             $0.00
                                                          ======             =====

Weighted average shares outstanding -
    basic and diluted                                  6,000,000         6,000,000
                                                       =========         =========


            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                             CONDENSED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                    Unaudited

                                                                                                         Total
                                                          Common            Additional     Retained   Shareholders'
                                                           Stock             Paid-In       Earnings      Equity
                                                     Shares       Amount     Capital      (Deficit)   (Deficiency)
                                                    -------       ------     -------      ---------   -----------


Balance, June 30, 2000                             6,000,000   $   6,000    $ 274,200    $(248,300)   $  31,900

Value of services provided by
executive for office space and
management                                                 -           -        4,500            -        4,500

Net loss for the period                                                                     (4,680)      (4,680)
                                                   ---------   ---------    ---------    ---------    ---------


Balance, September 30, 2000                        6,000,000   $   6,000    $ 278,700    $(252,980)   $  31,720
                                                   =========   =========    =========    =========    =========





Balance, June 30, 2001                             6,000,000   $   6,000    $ 292,200    $(275,900)   $  22,300

Value of services provided by
executive for office space and
management                                                 -           -        4,500            -        4,500

Net loss for the period                                    -     (10,868)     (10,868)
                                                   ---------   ---------    ---------    ---------    ---------


Balance, September 30, 2001                        6,000,000   $   6,000    $ 296,700    $(286,768)   $  15,932
                                                   =========   =========    =========    =========    =========





            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                           2001                 2000
                                                           ----                 ----
Cash provided (used) by:
    Operating activities -
        Cash paid to suppliers                         $  (5,998)              $     (45)
                                                        ---------              ---------
            Net cash used in operating activities         (5,998)                    (45)
                                                        ---------              ---------

Financing activities:
    Advances from related party                             6,000                      -
                                                        ---------              ---------
            Net cash provided by financing activities       6,000                      -
                                                        ---------              ---------

Increase (decrease) in cash, net                                2                    (45)

Cash, beginning of period                                     320                    500
                                                        ---------              ---------

Cash, end of period                                           322                    455
                                                        =========              =========



Reconciliation of net loss to net cash
  used in operating activities:

Net loss $                                               (10,768)           $ (4,680)
                                                        ---------           ---------

Adjustments to reconcile net loss to net cash used in operating activities:

     Value of services provided by executive                4,500               4,500
     Increase in Accrued expenses                             270                  10
     Increase in Income taxes payable                           -                 125
                                                        ---------            --------

       Total adjustments                                    4,770               4,635
                                                        ---------            --------

Net cash used in operating activities                   $  (5,998)            $   (45)
                                                        =========            ========


Supplemental schedule of non-cash financing activity:
-----------------------------------------------------

During the three months ended September 30, 2001 and 2000, the Company utilized free services of its executive and his residence. The accompanying financial statements include expenses of $4,500 for those services in each of the periods presented.


            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed financial statements for the three months ended September 30, 2001 and September 30, 2000, have been prepared in accordance with the accounting policies described in its Annual Report included in its PROSPECTUS dated October 25, 2001 supplemented by Notes 1 through 4 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at September 30, 2001. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended June 30, 2001 included in its registration statement which was declared effective on October 25, 2001.

2. Motion Picture Rights. The Company's investment consists of the broadband distribution rights to a library of approximately 160 feature films which it intends to license to providers of on-demand video programming via the internet. The Company has one such non-exclusive license agreement at September 30, 2001 and September 30, 2000, and plans to seek others as well as rights to additional films.

The motion picture rights the Company has acquired have produced income in other broadcast media environments in the past. Management believes the electronic rights possessed by the Company are similar to the video rights value of the library of motion pictures. These motion pictures have generated substantial sums of revenue from videocassettes and DVDs sales to its owner. Management believes the video on-demand segment can yield more than the net book value of these rights based on their past performance in other broadcast media entertainment markets. Management has identified several other prospective video on-demand theatre partners to broadcast its library of films

3. Related Party Transactions. The Company maintains its office facility rent-free within the residence of its executive. Included in the accompanying financial statements are charges of $1,500 per month relating to office expense ($500) and executive compensation ($1,000), which will not be paid and accordingly have been credited to additional paid-in-capital.

At September 30, 2001 and 2000, the Company is indebted to entities owned by the Company's president and certain shareholders in the amount of $16,500 and $10,500, respectively. These obligations bear interest at 8% and mature June 30, 2002. The Company's president has committed to provide the Company with additional funds up to a maximum of $30,000 through June 30, 2002.

4. Stockholders' Equity. On October 25, 2001 the Company's a registration statement with the Securities and Exchange Commission was declared effective. The Company is offering a minimum of 1,000,000 to a maximum of 2,000,000 shares of its common stock, $.001 par value, to the public at an issuance price of $.03 per share. The offer will be effective through January 24, 2002 unless extended by the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

         When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Revenues - The Company has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently projected expected by June 2002.

Cost of Revenues and Gross Profit - Cost of revenues will be presented in the periods in which revenues are received and gross profit will be computed accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2001 ("TM1") rose to $10,498 compared to $4,545 during the three months ended September 30, 2000 ("TM0"), an increase of $5,953 or 130%. This increase was entirely related to the accounting and other costs associated with preparation of the Company's common stock offering dated October 25, 2001.

Interest - The increase in interest expense is directly related to the increased level of working capital advanced to the Company by its president between TM1 and TM0.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The larger net loss for TM1 of $10,868 compared to $4,680 for TM0 is directly related to the increased administrative expenses described above. Our net loss, divided by the average number of common shares outstanding during each period, results in a loss per share of $0.00 in both periods.

Liquidity and Capital Resources

         At September 30, 2001 the Company had $322 in cash and $13,500 still available under the $30,000 financing commitment made to it by its president, which will expires on June 30, 2002. In addition, the Company's offer to sell a minimum of 1,000,000 and a maximum of 2,000,000 of its common shares at $0.03 per share became effective October 25, 2001. Pursuant to this offering, the Company is seeking to raise a minimum of $30,000 to maximum of $60,000 from the public.

         The Company has acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believes that it can add materially to such rights on similar terms. The Company has also contracted with an entity formed to offer a range of independent films on-demand via its internet website, and it intends to license the broadband distribution rights to its films to additional entities with the technologies and hardware to do so on similar terms. In this connection, the Company's principal requirement for working capital may be focused on the costs of identifying and acquiring additional film rights and identifying and supporting the companies to which its rights are sub-licensed.

         By employing the foregoing strategy, the remaining working capital commitment coupled with the proceeds anticipated from the pending offering, provide adequate liquidity throughout the next several months. Although there can be no assurance that the Company's offering will be successfully purchased by the public, management is cautiously optimistic about obtaining its minimum proceeds through the company's network of present shareholders and business associates.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES - None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5.   OTHER INFORMATION - None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    15.      Letter on Unaudited Interim Financial Information

(b)  Reports      None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date:  November 15, 2001


/s/ Anthony R. Russo
------------------------------
Anthony R. Russo, President
   and Chief Executive Officer


/s/ Anthony R. Russo
------------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer

                                   Exhibit 15

             [Letterhead of Marden, Harrison & Kreuter, CPAs, P.C.]



INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Board of Directors and Stockholders
Amici Ventures, Inc.
770 King Street
Rye Brook, NY  10573

We have reviewed the accompanying condensed consolidated balance sheet of Amici Ventures, Inc. as of September 30, 2001 and the related condensed consolidated statements of operations for the three month periods ended September 30, 2001 and 2000, shareholders' equity and cash flows for the three month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Amici Ventures, Inc. as of June 30, 2001 presented herein, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated July 25, 2001, we expressed an unqualified opinion on those financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

White Plains, New York
November 15, 2001