Form 10QSB
period 2001-12-31
AMICI VENTURES INC
filed 2002-02-20
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)
  ..X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

APPLICALBE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock, $.001 par value, 6,000,000 shares at February 9, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes.....  NO ..X..

                              AMICI VENTURES, INC.
                                   Form 10-QSB
                         Quarter Ended December 31, 2001

                                      INDEX
                                                                            Page

PART I    FINANCIAL INFORMATION................................................2

Item 1.   Financial Statements.................................................2
          Condensed Balance Sheets at December 31, 2001 and June 30, 2001......3
          Condensed Statements of Operations for the Six Months Ended
             December 31, 2001 and December 31, 2000...........................4
          Condensed Statements of Stockholders' Equity for the Six Months Ended
             December 31, 2001 and December 31, 2000...........................5
          Condensed Statement of Cash Flows for the Six Months Ended
             December 31, 2001 and December 31, 2000...........................6
          Notes to Condensed Financial Statements..............................8
Item 2.   Management's Discussion and Analysis.................................9

PART II   OTHER INFORMATION...................................................12

Item 1.   Legal Proceedings...................................................12
Item 2.   Changes in Securities...............................................12
Item 3.   Defaults Upon Senior Securities.....................................12
Item 4.   Submission of Matters to a Vote of Security Holders.................12
Item 5.   Other Information...................................................12
Item 6.   Exhibits and Reports on Form 8-K....................................13

          SIGNATURE PAGE......................................................13

          EXHIBITS............................................................14

--------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of registrant as of December 31, 2001 and for the six months ended December 31, 2001 and December 31, 2000 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                              AMICI VENTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                       Unaudited
                                                      December 31,     June 30,
                                                          2001           2001
                                                          ----           ----
ASSETS
------

Current assets:
     Cash                                              $     217      $     320
                                                       ---------      ---------

          Total current assets                               217            320

Investment in motion picture distribution rights          33,400         33,400
                                                       ---------       --------

          Total assets                                 $  33,617      $  33,720
                                                       =========      =========






LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Income taxes payable                                $   341         $  320
     Accrued expenses                                      2,452            600
     Loans payable - related parties                      17,500         10,500
                                                          ------         ------

          Total current liabilities                       20,293         11,420
                                                          ------         ------

Stockholders' equity:

     Common stock                                          6,000          6,000
     Additional Paid-in Capital                          301,200        292,200
     Retained earnings (deficit)                        (293,876)      (275,900)
                                                       ---------       --------

          Total stockholders' equity                      13,324         22,300
                                                          ------       --------

          Total liabilities and stockholders' equity   $  33,617       $ 33,720
                                                       =========       ========





            See accompanying Notes to Condensed Financial Statements

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    Unaudited


                                                            Six Months Ended                     Three Months Ended
                                                             December 31,                            December 31,
                                                             -----------                             -----------
                                                          2001            2000                2001               2000
                                                          ----            ----                ----               ----
Revenues                                               $       -         $       -       $           -     $            -


Cost of revenues                                               -                 -                   -                  -
                                                     -------------      -------------     -------------      -------------

Gross profit                                                   -                 -                   -                  -
                                                     -------------      -------------     -------------      -------------

General and administrative expenses                        17,191             17,424             6,693             12,879
Interest                                                      610                210               340                200
                                                     -------------      -------------     -------------      -------------


Loss from operations before taxes                         (17,801)           (17,634)           (7,033)           (13,079)

Income taxes                                                  175                250                75                125
                                                     -------------      -------------     -------------      -------------



Net loss                                             $    (17,976)      $    (17,884)      $    (7,108)      $    (13,204)
                                                     =============      =============     =============      ============




Loss per share - basic and diluted                     $     0.00         $     0.00        $     0.00         $     0.00
                                                       ==========         ==========        ==========         ==========

Weighted average shares outstanding -
    basic and diluted                                   6,000,000          6,000,000         6,000,000          6,000,000
                                                       ==========         ==========        ==========         ==========










            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                             CONDENSED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                    Unaudited

                                                                                                                 Total
                                                          Common            Additional      Retained         Shareholders'
                                                           Stock             Paid-In        Earnings            Equity
                                                   Shares         Amount     Capital       (Deficit)         (Deficiency)
                                                  -------         ------     -------       ---------         ------------
Balance, June 30, 2000                           6,000,000       $ 6,000    $ 274,200     $ (248,300)          $  31,900

Value of services provided by
executive for office space and
management                                               -             -        9,000              -               9,000

Net loss for the period                                  -             -            -        (17,884)            (17,884)
                                                 ---------       -------    ---------     -----------          ----------


Balance, December 31, 2000                       6,000,000       $ 6,000    $ 283,200     $ (266,184)           $ 23,016
                                                 =========       =======    =========     ===========          ==========





Balance, June 30, 2001                           6,000,000       $ 6,000    $ 292,200     $ (275,900)           $ 22,300

Value of services provided by
executive for office space and
management                                               -             -        9,000              -               9,000

Net loss for the period                                  -             -            -        (17,976)            (17,976)
                                                 ---------       -------    ---------     -----------          ----------

Balance, December 31, 2001                       6,000,000       $ 6,000    $ 301,200     $ (293,876)          $  13,324
                                                 =========       =======    =========     ===========          ==========





            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                   Six Months Ended December 31,
                                                     2001                2000
                                                     ----                ----
Cash provided (used) by:
    Operating activities -
      Cash paid to suppliers                       $ (11,603)         $ (13,873)
                                                   ----------         ----------
        Net cash used in operating activities        (11,603)           (13,873)
                                                   ----------         ----------

Financing activities:
    Advances from related party                         7,000             9,500
    Contribution to capital by executive                4,500             4,500
                                                   ----------         ----------
        Net cash provided by financing activities      11,500            14,000
                                                   ----------         ----------

Increase (decrease) in cash, net                        (103)               127


Cash, beginning of period                                320                500
                                                   ----------         ----------

Cash, end of period                                      217                627
                                                   ==========         ==========


Reconciliation of net loss to net cash
   used in operating activities:

Net loss $                                           (17,976)         $ (17,884)
                                                   ----------         ----------

Adjustments to reconcile net loss to net cash used in operating activities:

     Value of services provided by executive           4,500              4,500
     Increase in Accrued expenses                      1,852                210
     Increase (decrease) in income taxes payable          21               (699)
                                                   ----------         ----------

       Total adjustments                               6,373              4,011
                                                   -----------        ----------

Net cash used in operating activities              $ (11,603)         $ (13,873)
                                                   ===========        ==========


Supplemental schedule of non-cash financing activity:

During the six months ended December 31, 2001 and 2000, the Company utilized free services of its executive and his residence. The accompanying financial statements include expenses of $4,500 for those services in each of the periods presented.

            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed financial statements for the six months ended December 31, 2001 and December 31, 2000, have been prepared in accordance with the accounting policies described in its Annual Report included in its PROSPECTUS dated October 25, 2001 supplemented by Notes 1 through 4 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at December 31, 2001. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended June 30, 2001 included in its registration statement that was declared effective on October 25, 2001.

2. Motion Picture Rights. The Company's investment consists of the broadband distribution rights to a library of approximately 160 feature films which it intends to license to providers of on-demand video programming via the internet. The Company has one such non-exclusive license agreement at December 31, 2001 and December 31, 2000, and plans to seek others as well as rights to additional films.

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

At December 31, 2001 and June 30, 2000, the Company is indebted to entities owned by the Company's president and certain shareholders in the amount of $17,500 and $10,500, respectively. These obligations bear interest at 8% and mature June 30, 2002. The Company's president has committed to provide the Company with additional funds up to a maximum of $30,000 through June 30, 2002.

4. Stockholders' Equity. On October 25, 2001 the Company's a registration statement with the Securities and Exchange Commission was declared effective. The Company is offering a minimum of 1,000,000 to a maximum of 2,000,000 shares of its common stock, $.001 par value, to the public at an issuance price of $.03 per share. The offer will be effective through February 22, 2002 unless extended by the Company.

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

Six Month Periods Ended December 31, 2001 and 2000:

Revenues - The Company has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently projected expected by June 2002.

Cost of Revenues and Gross Profit - Cost of revenues will be presented in the periods in which revenues are received and gross profit will be computed accordingly.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2001 ("SM1") were $17,191 compared to $17,424 during the six months ended December 31, 2000 ("SM0") representing virtually no change between periods, as most of these expenses are fixed (particularly office expense and management fees).

Interest - The increase in interest expense is directly related to the increased level of working capital advanced to the Company between SM1 and SM0.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for SM1 of $17,976 compared to $17,884 for SM0 is consistent with the relatively constant level of administrative expenses between periods. Our net loss, divided by the average number of common shares outstanding during each period, results in a loss per share of $0.00 in both periods.

Quarters Ended December 31, 2001 and 2000:

Revenue, Cost of Revenue, and Gross Profit - Not applicable yet, see above discussion.

General and Administrative Expenses - General and administrative expenses for the second quarter of the current fiscal year ("SQ02") were $6,693 compared to $12,879 during the second quarter of last fiscal year ("SQ01") representing a decrease of $6,186 or 52% between quarters. As most of these expenses are fixed (particularly office expense and management fees), the difference between quarters is entirely due to the over-accrual of professional fees and other costs associated with preparing for the Company's planned offering of common stock in SQ01.

Interest - The increase in interest expense is directly related to the increased level of working capital advanced to the Company between SQ02 and SQ01.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for SQ02 of $7,108 compared to $13,204 for SQ01 is consistent with the over estimate of costs and expenses made in SQ01 described above. Net loss, divided by the average number of common shares outstanding during each period, results in a loss per share of $0.00 in both periods.


Liquidity and Capital Resources

         At December 31, 2001 the Company had $217 in cash and $12,500 still available under the $30,000 financing commitment made to it by its president, which will expires on June 30, 2002. In addition, the Company's offer to sell a minimum of 1,000,000 and a maximum of 2,000,000 of its common shares at $0.03 per share became effective October 25, 2001. Pursuant to this offering, the Company is seeking to raise a minimum of $30,000 to maximum of $60,000 from the public.

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

(a)  Exhibits:    None.

(b)  Reports      None.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date:  February 15, 2002


/s/    Anthony R. Russo
  ------------------------------------
Anthony R. Russo, President
   and Chief Executive Officer


/s/    Anthony R. Russo
  ------------------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer