Form 10QSB
period 2002-03-31
AMICI VENTURES INC
filed 2002-05-20
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
      ______________________.

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

      Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.001 par value, 8,000,000 shares at April 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes|_| NO |X|

                              AMICI VENTURES, INC.
                                   Form 10-QSB
                          Quarter Ended March 31, 2001

                                      INDEX

                                                                                              Page

PART I   FINANCIAL INFORMATION.............................................................    2

Item 1.  Financial Statements..............................................................    2
         Condensed Balance Sheets at March 31, 2002 and June 30, 2001......................    3
         Condensed Statements of Operations for the Nine Months and Three Months Ended
            March 31, 2002 and March 31, 2001..............................................    4
         Condensed Statements of Stockholders' Equity for the Nine Months Ended
            March 31, 2002 and March 31, 2001..............................................    5
         Condensed Statement of Cash Flows for the Nine Months Ended
            March 31, 2002 and March 31, 2001..............................................    6
         Notes to Condensed Financial Statements...........................................    8
Item 2.  Management's Discussion and Analysis..............................................    8

PART II  OTHER INFORMATION.................................................................    9

Item 1.  Legal Proceedings.................................................................    9
Item 2.  Changes in Securities.............................................................    9
Item 3.  Defaults Upon Senior Securities...................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders...............................   10
Item 5.  Other Information.................................................................   10
Item 6.  Exhibits and Reports on Form 8-K..................................................   10

         SIGNATURE PAGE....................................................................   10

         EXHIBITS..........................................................................   11

--------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The unaudited condensed financial statements of registrant as of March 31, 2002 and for the nine months ended March 31, 2002 and March 31, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                              AMICI VENTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                           Unaudited
                                                           March 31,     June 30,
                                                             2002         2001
                                                           ---------    ---------
ASSETS

Current assets:
     Cash and equivalents                                  $  60,168    $     320
                                                           ---------    ---------

               Total current assets                           60,168          320

Investment in motion picture distribution rights              33,400       33,400
                                                           ---------    ---------

                Total assets                               $  93,568    $  33,720
                                                           =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Income taxes payable                                  $     441    $     320
     Accrued expenses                                         17,802          600
     Loans payable - related parties                          17,500       10,500
                                                           ---------    ---------

               Total current liabilities                      35,743       11,420
                                                           ---------    ---------

Stockholders' equity:

     Common stock, $.001 par value                             8,000        6,000
     Additional Paid-in Capital                              363,700      292,200
     Deficit                                                (313,875)    (275,900)
                                                           ---------    ---------

              Total stockholders' equity                      57,825       22,300
                                                           ---------    ---------

              Total liabilities and stockholders' equity   $  93,568    $  33,720
                                                           =========    =========



            See accompanying Notes to Condensed Financial Statements

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    Unaudited


                                            Nine Months Ended            Three Months Ended
                                                March 31,                     March 31,
                                                --------                      --------
                                           2002           2001           2002           2001
                                        -----------    -----------    -----------    -----------
Revenues                                $        --    $        --    $        --    $        --

Cost of revenues                                 --             --             --             --
                                        -----------    -----------    -----------    -----------

Gross profit                                     --             --             --             --
                                        -----------    -----------    -----------    -----------

General and administrative expenses          36,740         21,962         19,549          4,538
Interest                                        960            600            350            390
                                        -----------    -----------    -----------    -----------


Loss from operations before taxes           (37,700)       (22,562)       (19,899)        (4,928)

Income taxes                                    275            275            100             25
                                        -----------    -----------    -----------    -----------



Net loss                                $   (37,975)   $   (22,837)   $   (19,999)   $    (4,953)
                                        ===========    ===========    ===========    ===========




Loss per share - basic and diluted      $     (0.01)   $      0.00    $      0.00    $      0.00
                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding -
    basic and diluted                     6,400,000      6,000,000      7,000,000      6,000,000
                                        ===========    ===========    ===========    ===========



            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                             CONDENSED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                    Unaudited


                                        Common          Additional                 Total
                                   Stock, $.001 par       Paid-In               Shareholders'
                                  Shares      Amount      Capital     Deficit      Equity
                                 ---------   ---------  ----------   ---------  -------------

Balance, June 30, 2000           6,000,000   $   6,000   $ 274,200   $(248,300)   $  31,900

Value of services provided by
executive for office space and
management                              --          --      13,500          --       13,500

Net loss                                --          --          --     (22,837)     (22,837)
                                 ---------   ---------   ---------   ---------    ---------

Balance, March 31, 2001          6,000,000   $   6,000   $ 287,700   $(271,137)   $  22,563
                                 =========   =========   =========   =========    =========



Balance, June 30, 2001           6,000,000   $   6,000   $ 292,200   $(275,900)   $  22,300

Value of services provided by
executive for office space and
management                              --          --      13,500          --       13,500

Sale of common shares            2,000,000       2,000      58,000          --       60,000

Net loss                                --          --          --     (37,975)     (37,975)
                                 ---------   ---------   ---------   ---------    ---------

Balance, March 31, 2002          8,000,000   $   8,000   $ 363,700   $(313,875)   $  57,825
                                 =========   =========   =========   =========    =========



            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                     Nine Months Ended March 31,
                                                     ---------------------------

                                                          2002        2001
                                                        --------    --------
Cash used by:
    Operating activities -
        Cash paid to suppliers                          $ (6,998)   $ (8,462)
        Income taxes paid                                   (154)       (949)
                                                        --------    --------
            Net cash used in operating activities         (7,152)     (9,411)
                                                        --------    --------

Financing activities:
    Advances from related party                            7,000       9,500
    Sale of common shares                                 60,000          --
                                                        --------    --------

             Net cash provided by financing activities    67,000       9,500
                                                        --------    --------

Increase in cash, net                                     59,848          89

Cash, beginning of period                                    320         500
                                                        --------    --------

Cash, end of period                                     $ 60,168    $    589
                                                        ========    ========


Reconciliation of net loss to net cash
     used in operating activities:

Net loss                                                $(37,975)   $(22,837)
                                                        --------    --------

Adjustments to reconcile net loss to net cash used in operating activities:

     Value of services provided by executive              13,500      13,500
     Increase in accrued expenses                         17,202         600
     Increase (decrease) in income taxes payable             121        (674)
                                                        --------    --------

       Total adjustments                                  30,823      13,426
                                                        --------    --------

Net cash used in operating activities                   $ (7,152)   $ (9,411)
                                                        ========    ========


Supplemental schedule of non-cash financing activity:

During the nine months ended March 31, 2002 and 2001, the Company utilized the services of its executive and his residence. The accompanying financial statements include expenses of $13,500 for those services in each of the periods presented.


            See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed financial statements for the nine months ended March 31, 2002 and March 31, 2001, have been prepared in accordance with the accounting policies described in its Annual Report included in its PROSPECTUS dated October 25, 2001 supplemented by Notes 1 through 4 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at March 31, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended June 30, 2001 included in its registration statement that was declared effective on October 25, 2001.

2. Motion Picture Rights. The Company's investment consists of the broadband distribution rights to a library of approximately 160 feature films which it intends to license to providers of on-demand video programming via the internet. The Company has one such non-exclusive license agreement at March 31, 2002 and March 31, 2001, and plans to seek others as well as rights to additional films.

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

At March 31, 2002 and June 30, 2001, the Company is indebted to entities owned by the Company's president and certain shareholders in the amount of $17,500 and $10,500, respectively. These obligations bear interest at 8% and mature June 30, 2002. The Company's president has committed to provide the Company with additional funds up to a maximum of $30,000 through June 30, 2002.

4. Stockholders' Equity. On October 25, 2001 the Company's registration statement filed with the Securities and Exchange Commission was declared effective. The Company offered a minimum of 1,000,000 to a maximum of 2,000,000 shares of its common stock, $.001 par value, to the public at an issuance price of $.03 per share. The offer was effective through February 22, 2002 unless extended by the Company.

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

Nine Month Periods Ended March 31, 2002 and 2001:

Revenues - The Company has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently expected to commence by June 2002.

Cost of Revenues and Gross Profit - Cost of revenues will be presented in the periods in which revenues are received and gross profit will be computed accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2002 ("NM2") were $36,740 compared to $21,962 during the nine months ended March 31, 2001 ("NM1") representing an increase of $14,778 or 67%. This increase is primarily attributable to the legal, accounting, and shareholder relations costs during NM2 coincident with its offering and sale of 2,000,000 common shares completed February 22, 2002.

Interest - The increase in interest expense is directly related to the increased level of working capital advanced to the Company between NM2 and NM1.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for NM2 of $37,975 compared to $22,837 for NM1 is consistent with the increased professional fees and shareholder relations expenses associated with the Company's offering that was completed in February 2002. Net loss divided by the average number of common shares outstanding during each period results in a loss per share of $0.01 and $0.00, respectively.

Quarters Ended March 31, 2002 and 2001:

Revenue, Cost of Revenue, and Gross Profit - Not applicable yet, see above discussion.

General and Administrative Expenses - General and administrative expenses for the third quarter of the current fiscal year ("TQ02") were $19,549 compared to $4,538 during the third quarter of last fiscal year ("TQ01") representing an increase of $15,411 or 340% between quarters, which is entirely attributable to the expenses associated with Company's sale of common stock during TQ02.

Interest - Interest expense is directly related to the level of working capital advanced to the Company in each period.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for TQ02 of $19,999 compared to $4,953 for TQ01 is consistent with the increased professional fees and shareholder relations expenses associated with the Company's sale of its common stock during TQ02 described above. Net loss, divided by the average number of common shares outstanding during each period, results in a loss per share of $0.00 in both periods.

Liquidity and Capital Resources

      On February 22, 2002 the Company completed its offer to sell a minimum of 1,000,000 and a maximum of 2,000,000 of its common shares at $0.03 per share, which became effective October 25, 2001. Pursuant to this offering, the Company is raised its planned maximum of $60,000 from the public. At March 31, 2002 the Company had $60,168 in cash and equivalents, and $12,500 still available under the $30,000 financing commitment made to it by its president, which will expire on June 30, 2002.

      The Company acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believes that it can add materially to such rights on similar terms. The Company has also contracted with an entity formed to offer a range of independent films on-demand via its internet website, and it intends to license the broadband distribution rights to its films to additional entities with the technologies and hardware to do so on similar terms. In this connection, the Company's principal requirement for working capital may be focused on the costs of identifying and acquiring additional film rights and identifying and supporting the companies to which its rights are sub-licensed.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. CHANGES IN SECURITIES - By completing its offering of 2,000,000 common shares to the public on February 22, 2002, the Company's common stock outstanding increased from 6,000,000 to 8,000,000 shares.

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

AMICI VENTURES, INC.
(Registrant)

Date:  May 15, 2002


/s/    Anthony R. Russo
--------------------------------------
Anthony R. Russo, President
   and Chief Executive Officer


/s/    Anthony R. Russo
--------------------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer