Form 10KSB
period 2002-06-30
AMICI VENTURES INC
filed 2002-10-16
CIK 1057222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2002.
                                       OR
( )Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to ________.

Commission File Number:                             333-60958


                              AMICI VENTURES, INC.
                 (Name of Small Business Issuer in its Charter)

           New York                                     13-3963541
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or organization)

                                 770 King Street
                            Rye Brook, NY 10573-1811
           (Address of Principal executive Offices including zip code)

                                 (914) 937-6001
                          (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d)of the Exchange Actduring the past 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes          X                No_________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $ 125,670 as of October 1, 2002 based on the Company's offering price of its common shares of $0.03 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes: ________             No: _________

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares of common stock were outstanding as at October 1, 2002.

         Transitional Small Business Disclosure Format (check one):

                  Yes ________              No       X

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
                                     None.

                                TABLE OF CONTENTS

                                     PART I

                                                                       PAGE

Item 1.  Description of Business                                          4


Item 2.  Description of Property                                         13


Item 3.  Legal Proceedings                                               13


Item 4.  Submissions of Matters to a Vote of Security Holders            13



                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters        14


Item 6.  Management's Discussion and Analysis or Plan of Operation       14


Item 7.  Financial Statements                                            18


Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                       27



                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act               27


Item 10. Executive Compensation                                          28


Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                          28

Item 12. Certain Relationships and Related Transactions                  29


Item 13. Exhibits and Reports on Form 8K                                 30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  Business

         1. Overview

We were originally engaged in the development and production of theatrical entertainment product. We formed our AM Films division in 1999 and discontinued our development and production business in May 2000. In November 1999, we entered into an Internet/Broadband Distribution Agreement with Dream LLC under which we acquired rights to a collection of approximately 150 films that we plan to distribute on the Internet. Under that agreement, Dream granted us an exclusive right and license to prepare, distribute and transmit approximately 150 motion pictures on the Internet. We have extended this Agreement to June 30, 2003.

In May 2000, we executed our first agreement for the video on-demand exploitations of our motion pictures with Very Independent Films. The concept of "video on-demand" involves the delivery of motion pictures electronically in a digital format. An internet user has the ability to select a motion picture from a menu of offerings listed on a web site and the motion picture is then transmitted on his/her computer screen. Under our agreement, we granted Very Independent Films a sub-license to broadcast the motion pictures in our library over their website in return for a percentage of the revenues they collect from their customers for the transmissions. Our agreement with Very Independent Films was non-exclusive.

The Agreement with Very Independent Films has expired because Very IndependentFilms was not able to develop the technology necessary to broadcast motionpictures over the internet in a commercially viable manner.

Our strategy, financing and technology permitting, is to establish relationships with other distributors to deliver our films online. Our role will be limited to sublicensing our films to the distributor and providing additional marketing services as we do not have any proprietary technology for the transmission of our films on-demand over the Internet. Our marketing services will include providing marketing materials such as stills and clips to be used by our video on- demand distributor to induce customer interest.

         2.  Current Operations

Organized in 1995, and through our acquisition of Maxwell Entertainment, Inc. ("MEI"), we have been engaged in the development and production of theatrical entertainment products since October 1997. In November 1999, we formed our AM Films division coincident with acquiring the broadband distribution rights to a library of approximately 150 motion pictures that we intend to commercialize over the Internet.

As of October 1, 2002, our library is comprised of the following motion pictures:

Alan & Naomi                Hester Street             Phantom Treehouse
Angel of the Night          High Explosive            Playtime
Anna to the Infinite Power  Hit & Run                 Private Lessons

Bachelor                    Home Movies                   Public Access
Bad Timing                  Horseplayer                   Pushing Hands
Between The Lines           Housewife from Hell           Quadrophenia
Black Planet                Intervista                    Red Line
Bodily Harm                 Islander                      Red Meat
Body Puzzle                 Jack be Nimble                River Red
Bound & Gagged              Jack-O                        Rough Shoot
Boy and His Dog,            Jeffery                       Run Rebecca Run
A Jungleground              Sara and the Squirrel         Break, The
Killing Obsession           Savannah Smiles               Brother from
                                                          Another Planet
Killing of a Chinese Bookie Say Amen Somebody             Butterfly Kiss
Lap Dancing                 Sci-Fighters                  Cannonball
Last Wave                   Shadows                       Carolina Skeletons
Laws of Gravity             Sleeping Dogs                 Challengers
Leather Boys, The           Smithereens                   Chicago Cab
Lesser Evil                 Smugglers Cove                Child in the Night
Lipstick Camera             Soft Kill                     Climate for Killing
Lone Justice II             Somewhere Tomorrow            Convict 762
Lone Justice:                                             Lone Justice
    Showdown at Plum Creek                                Sons of Trinity
Spin the Bottle             Lovers' Lovers                Criss Cross
Lowlife                     The Star of India             Dakota
Man Who Watched Trains      Davinci's War                  Street Law
Street Wars                 Die Watching                  Married People
                                                                  Single Sex 1
Sweet Bird of Youth         Disaster at Silo 7            Married People
                                                                  Single Sex 2
Sweet Justice
Dogtown                     Masseuse
Terminal Rush               Don't Do It                   Matewan
Till Death Do Us Part       Dot and Santa Claus           Midnight Confessions
Tim                         Dot and the  Bunny            Mischievous
Dream Date                  Enchanted Journey             Mission of the Shark
Timelock                    Extreme Fighting 1            Montenegro
Tokyo Decadence             Heist, The                    Ordinary Magic
Extreme Fighting 2          Mother                        Trade Secrets
Extreme Fighting 3          Mouse, The                    Treasure Island
Faces                       My American Cousin            Trojan Eddie
Family Tree                 Mystery at Castle House       Troublemakers
Fatal Pursuit               Mystery Island                Tune, The
Fatty Fin                   Night Vision                  Tusks
Fence, The                  Nightfire                     Under the Gun
Friend of the Family I      No Maps on My Taps            Very Edge, The
Friend of the Family II     Nutthouse                     Virtual Desire
Future Shock                Ode Bob                       Phantom Treehouse
Waitin' for the Man         Harmony Cats                  Opening Night
     a/k/a Small Time       Women Under the Influence     Xtro III: Watch
                                                                the Skies
Handgun                     Off the Lip                   Walk on the Moon
Hard Bounty                 Old Enough                    Watch Me
Hard Drive                  On the Yard                   When He's Not a
                                                                Stranger
Wild Horses                 Over the Wire                 Wombling Free


    In May 2000, we discontinued our development and production business and exchanged
                                       5
general releases with MEI's original principals in consideration for their return of 8,000,000 shares or our common stock. On May
23, 2000, we executed our first agreement for the video on-demand exploitations of our motion pictures with Very Independent Films.
During May 2000, MEI was approved for dissolution by the State of New York. We currently have no subsidiaries.

        We are not presently, nor have we been subject to any bankruptcy, receivership or similar proceedings.

Our Services

We have acquired an initial collection of approximately 150 motion pictures from Dream LLC that provide a range of topics and genres suitable for broad audience appeal. Within our titles you can find such classics as "Quadrophenia" with The Who and "Matewan" with James Earl Jones. The library contains animated features with children's appeal, several science fiction themes, action films, mysteries, dramas, and films designed to make a social statement.

Our business strategy is to sub-license our films, on a non-exclusive basis, to video on- demand distributors. At the same time, we plan to use the proceeds of this offering to identify and negotiate the rights to a significantly greater inventory of titles, all of which will be viewable on-demand over the Internet or intranet networks. Video on-demand involves the delivery of motion pictures electronically to internet users who select a motion picture from a menu of offerings on a web site and are then able to view that motion picture on their computers. None of our business will be focused on developing any technology necessary to provide our services over the Internet. We will rely on other companies that we regard as our broadcast partners to supply us with the necessary technologies as we are in the business of providing content only.

Our Anticipated Sources of Revenues

Our principal source of revenue will be from the transaction fees collected by our video on-demand distributors that are remitted monthly to us, net of servicing costs. We originally contracted with our first distributor, Very Independent Films, who expected to go on the air by the end of 2001. Very Independent Films planed to provide and host a web-based theater located at or through http://www.veryindependent.com. Under the terms of our agreement with Very Independent Films, we granted that company a non-exclusive, non-transferable right to grant to its customers a sublicense to view our motion pictures on the Very Independent Films' web-based theater. In exchange for the right described above, Very Independent Films was to pay us 60% of the revenue it collected from its customers for their viewing of our films less
(i) applicable taxes paid or collected, (ii) returns within Very Independent Films' discretion, and (iii) credit card processing fees paid by it. These payments to us were due from Very Independent Films within 15 days after the end of each calendar month in which the revenues are received. Very Independent Films was not able to develop the capability of delivering films online in a commercial viable manner. Our agreement with Very Independent Films has expired.

Since our contract with Very Independent Films has expired we have identified other potential distributors, but have delayed further discussions until a trading market in our stock is established. There is no assurance that any agreement will be reached with any additional distributors. We will rely on our distributors to popularize the use of video on-demand and to promote our films. Specifically, our distributors will prepare the films for transmission over the
                                       6

Internet and deliver them to the viewers via the Internet. Thus, our success is dependent on our distributors' ability to develop a network of viewers that utilize their services and select our films. As we are able to use more distributors to transmit our films, we anticipate that our market exposure and market acceptance will increase. Similar to non-standard broadcast television, specific distributors will distinguish themselves by virtue of the quality of the content that they purchase or the regions of the country in which they are marketed.

        Additionally, once we have assembled approximately 500 entertainment features, we plan to launch an educational division comprised of documentary and other high quality non-fiction shorts whose content is ideally suited for general education and interest.

Our Customers

Our target customers will be comprised of online distributors that wish to offer a broad range of entertainment or educational content to their customers. Our video on-demand customers will focus on the age, quality and diversity of our titles as well as our ability to add new titles. Additionally, professional and fraternal groups will be more keenly interested in the quality and accuracy of our planned non-fiction division. Other potential customers include airports, remote resorts, cruise lines, industry associations and other special interest groups, etc.

Our Competitive Business Conditions

        There are at least a dozen companies in the United States who have the capabilities to provide similar services to ours. All of these companies have significantly greater financial resources, name recognition, depth and breadth of film libraries, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. If our films begin to be transmitted over the Internet and these companies begin a similar practice, our potential competitors may include multinational entertainment companies as well as national television and cable networks that have decades of broadcast experience and access to vastly greater resources. To the best of our knowledge, these companies do not currently offer films over the Internet but we believe that the technology to secure the integrity of copyright and royalty streams is developing rapidly.

As our potential competitors in the video on-demand market are not presently utilizing the technology necessary to transmit films over the Internet, our current competitors are retailers who sell or rent videos and/or DVDs as well as networks providing pay-per-view services. However, several factors including the convenience and ease of using the video on-demand services from anyInternet-accessible location will provide us with a strong competitive advantage against such competitors. Should our potential competitors enter the Internet broadband view on-demand marketplace, our position in the market would most likely suffer a significant adverse effect. Our position in the video on-demand market will likely be enhanced by virtue of our focus on well-made independent features. The quality and diversity of our films singles our library out against some of the industry giants whose libraries are centered in features of mass audience appeal.
Another factor that may affect our competitive condition would be the viewing fees imposed by our distributors as compared to the viewing fees charged by our potential competitors. Given the fact that our potential competitors have substantially greater resources than us and that we do not have control over the viewing fees charged by our distributors, our potential competitors would be in a better position to reduce viewing fees in order to better compete with us.

In addition, companies in the video on-demand market may be able to distinguish themselves by virtue of the regions of the world in which their services are marketed and, consequently, utilized. As we increase the number of distributors that transmit our films, we anticipate that our market exposure will expand. However, it will be difficult to obtain the level of market exposure that our large potential competitors would have by virtue of their size, name recognition and financial resources.

Our Suppliers

        Our initial library of titles was acquired from Dream LLC, which owns a large collection of independently produced feature films. Under our agreement with Dream, it granted us an exclusive license to distribute and transmit approximately 150 motion pictures on the Internet. In consideration for that license, we issued Dream 334,000 shares of our common stock. Our Internet/Broadband Distribution Agreement with Dream LLC has been amended to provide that if we do not pay Dream LLC a $25,000 fee (the "Initial Fee") on or before June 30, 2003, we will lose our rights under the agreement. If we do pay the Initial Fee then the agreement with be extended for successive six month periods provided that a minimum semi- annual fee of $25,000 is paid on or prior to the expiration of each six month extension. Again, if this minimum fee is not paid the agreement will be terminated and we will lose our rights thereunder. We are required to pay Dream a license fee of 15% (less the Minimum Fees paid) of the actual net revenues collected by us from any source relating to the Internet/Broadband exploitation of the films licensed to us. Our failure to pay the license fee to Dream would be a material breach under our agreement which would enable Dream to terminate the license granted to us. The loss of our license from Dream to the films would cause us to lose our library of motion pictures which would have a material adverse effect on our business, results of operations and financial condition.

      Our agreement with Dream provides us access within our market (e.g.online webcasting of entertainment or informative content), to all new titles it adds in the future. However, we have delayed further title acquisition until our shares are approved for trading. At that time we intend to acquire additional titles in exchange for our shares.

        A large number of independent film companies have either gone out of business or sold their libraries to larger companies. Dream has accumulated its library over many years. Its strength in both quality and quantity has allowed it to maintain a competitive position in the film distribution marketplace.

        Our Agreement with Dream further provides that if we are successful in developing or otherwise introducing e-commerce revenue opportunities relating to the films licensed that are acceptable to Dream, we will be entitled to a fee equal to 10% of all such revenue.

        We have also had conversations with a distributor of educational programming desirous of representation in our market. This relationship has also been placed on hold pending sufficient access by our stockholders to trade and value their shares. However, there is no assurance that any agreement will be reached.

        We anticipate little difficulty in obtaining substantially greater depth of programming once we are a reporting company whose shares are marketable, which will enhance our access to traditional sources of capital. However, there is no assurance that we will be successful in obtaining any additional programming.

Regulatory Issues

      All of the titles we have licensed to date have been rated by the Motion Picture Association of America ("MPAA"). No further regulation, either industry or government sponsored is applicable to our marketing plan.

Research and Development

        Our marketing plans involve the acquisition of well-made independent entertainment and educational content for transmission over the broadband network by specialized on-demand distributors responsible for their technological strategies. As such, our research and development efforts are centered in identifying and acquiring rights to quality content in our market niche. We do not have nor are we seeking to develop any proprietary technology in the transmission on- demand of our licensed content over the broadband network.

Employees

      Anthony R. Russo, our President, director and controlling shareholder, is currently our only employee and devotes approximately 15% of his time to our business activities. Upon completion of the offering, if a need arises, he may expand his time commitment to our business and/or hire an administrative person with some experience in the film distribution industry. Mr. Russo has also agreed to commit additional time to guide us through our early period of growth.

Equipment

        We are currently provided with access to telephone, fax, copy and other business services without cost on equipment owned by Mr. Russo. Mr. Russo has agreed to continue providing us with our current business equipment needs without charge for the foreseeable future.


B. Risks Related to Our Business, Property and Industry. Our business is characterized by a number of risks which are set forth below.

Our anticipated revenue growth may not occur, and if it does occur, it may not continue or increase in the future.

There can be no assurance that the revenue growth we anticipate as a result of the market's interest in the on-demand availability of entertainment products will occur. If our revenues do grow as anticipated, there can be no assurance that they will continue or increase. The prediction of our future results is difficult and, therefore, our recent decision to acquire the distribution rights to additional motion pictures should not be taken as an indication of any growth that can be expected in the future.

To the extent that revenues do not grow at anticipated rates, or that we are unable to secure or retain additional motion picture rights and broadcast distributors similar to those obtained in prior periods, our business, results of operations and financial condition would be materially and adversely affected.

Our success in expanding our business depends upon the widespread acceptance of the Internet as a key source for additional customers.

The portion of our potential customers that currently seek to watch motion pictures over the Internet cannot be quantified. However, we estimate that only a small number of Internet users would utilize this service as the requisite technology is still evolving. As the technology matures, the higher quality of delivery will expand our customer base. There are currently five companies that possess adequate technology to deliver films digitally. We expect that the number of customers will increase as the number of deliverers of motion pictures over the Internet increases. Our business growth strategy is based on the premise that a significant portion of the public will seek to view motion pictures on demand via the Internet. If that does not occur, or if it occurs more slowly than expected, our anticipated increase in sales will be materially and adversely affected or not develop at all.

Internet access problems and failures could adversely affect our business.

Currently, there are only a small portion of entertainment products and broadcasts via the Internet. Significant industry concerns persist regarding the loss of content integrity and theft of products. Any persistent problems, failures or disruptions on those web sites planning to broadcast entertainment products on the Internet could materially and adversely affect our growth strategy.

It is unclear how any existing and future laws enacted will be applied to the Internet industry and what effect such laws will have on us.

We are seeking to expand our opportunities to commercialize our films via the Internet. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease our potential growth, and the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

There is no assurance that we will derive sufficient revenues required topay either the initial or the minimum license fees due to Dream LLC.

Our Internet/Broadband Distribution Agreement with Dream LLC has been restated to provide that if we do not pay Dream LLC a $25,000 fee (the "Initial Fee") on or before June 3, 2003, we will lose our rights under the agreement. If we do pay the Initial Fee the agreement with be extended for successive six month periods provided that a minimum semi-annual fee of

$25,000 is paid on or prior to the expiration of the each month extension. Again, if this minimum fee is not paid the agreement will be terminated and we will lose our rights thereunder. We are required to pay Dream a license fee of 15% (less the Minimum Fees paid) of the actual net revenues collected by us from any source relating to the Internet/Broadband exploitation of the films licensed to us. Our failure to pay the license fee to Dream would be a material breach under our agreement which would enable Dream to terminate the license granted to us. The loss of our license from Dream to the films would cause us to lose our library of motion pictures which would have a material adverse effect on our business, results of operations and financial condition.

Our long term liquidity and capital resources are uncertain.

    At June 30, 2002 we had $4,403 on hand. In the event that our cash reserves are depleted, we may need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long term requirements. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected.

We may not be able to compete successfully against current and future competitors.

        There are currently at least a dozen companies in the United States who have the capability to provide similar services to ours. All of these companies have significantly greater financial resources, name recognition, depth and breadth of film libraries, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. Assuming that our films commence being transmitted on the Internet and that these companies begin a similar practice, our potential competitors may include multinational entertainment companies as well as national television and cable networks. To the best of our knowledge, these companies do not currently offer their films over the Internet. However, we can not assure you that they will not begin to offer those services and that we will have the financial resources or the technological expertise to successfully meet this competition.

We are controlled by our officer, director and entities affiliated with him.

In the aggregate, Anthony R. Russo, our President, owns approximately 48% of our issued and outstanding shares of common stock. Mr. Russo will be able to control most matters requiring approval by our shareholders, including the election of directors. However, Mr. Russo will only be able to exert significant influence on the approval of mergers or other business combinations transactions, which require two thirds of the vote of all outstanding shares entitled to vote.

Our sole employee devotes only a limited amount of time to our business activities.

Mr. Anthony R. Russo, our President and sole employee, is engaged in other business activities and devotes only a limited amount of his time (approximately 15%) to our business. It is unlikely, at the present time, that the lack of full-time management will have an adverse effect upon our business. However, in the future if our operations expand, a need for full time management may arise. Should Mr. Russo be unwilling to dedicate more of his time to our business or fail to hire additional personnel, should the need arise, our business and results of operations would suffer a material adverse effect.

There can be no assurance that the technology necessary for transmission of our licensed content will be available to us.


        Our business model is premised on the assumption that the technology needed to provide our services on the Internet will be developed and be available to us on favorable terms and conditions. We do not have nor are we seeking to develop any proprietary technology in the transmission on-demand of our licensed content over the broadband network. As such, we are dependent on third parties for all technology necessary for transmission. If such technology were not available to us on terms and conditions that we find acceptable, our business, financial condition and operations would suffer a material adverse effect.

There can be no assurance that we will be able to effectively manage our growth.

        There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our President will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.
Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares and the penny stock rules.

There is no current trading market for our shares and there can be no assurance that a trading market will develop, or, if such trading market does develop, that it will be sustained. To the extent that a market develops for our shares at all, they will likely appear in what is customarily known at the "pink sheets" or on the NASD Bulletin Board, which may limit their marketability and liquidity.

In addition, holders of our common stock may be affected by the "penny stock rules." Under Rule 15g-9, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless:
      (1)  the sale or purchase is exempt from Rule 15g-9; or

      (2) prior to the transaction, the broker or dealer has (a) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

Our shares of common stock are subject to the regulations on penny stocks; consequently, the market liquidity and market price for our common stock may be adversely affected by those regulations limiting the ability of broker/dealers to sell our common stock and the ability of purchasers in this offering to sell their securities in the secondary market.

We will seek to raise additional capital through the sale of our common stock.

Future sales of shares by us could cause the market price of our common stock to decline and further dilution of the value of the shares owned by our shareholders.



            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains statements that plan for or anticipate the future, called "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans,"
"intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those terms and other comparable terminology. These forward-looking statements include statements about:


o    our market opportunity;
o    our strategies;
o    competition;
o    expected  activities  and expenditures as we pursue our business plan; and
o    the  adequacy  of  our  available  cash  resources.

These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations, those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce, and (iv) our financing plans. Although we believe that the expectations reflected in the forward-looking statement are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The accompanying information contained in this prospectus, including the information discussed under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" identify important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement appearing above.

ITEM 2.  DESCRIPTION OF PROPERTY

        We currently occupy space rent-free in the residence of our President on a month-to- month basis. We expect to continue to utilize this space until the time when our operations require the hiring of additional personnel. We cannot predict what rental prices will be at that time. We do not expect to have difficulty in securing requisite space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no trading market for our stock. At October 1, 2002, we had 8,000,000 shares issued and outstanding, and had 406 registered holders of our outstanding common stock.

        The outstanding common stock was offered and sold either pursuant to a registration statement or in reliance upon an exemption from registration contained in Section 4(2) of the Securities Exchange
Act. There can be no assurance that a trading market will develop. To date, neither we nor anyone acting on our behalf has taken any affirmative steps to retain or encourage any broker/dealer to act as a market maker for our common stock.
Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock.

        There are no outstanding options or warrants to purchase, or securities convertible into, our common equity. All but 2,000,000 of the 8,000,000 shares of our common stock currently outstanding are restricted securities as that term is defined in the Securities Act.

As of October 1, 2002, (a) 2,189,000 shares of our common stock were be eligible for sale in the public market subject to Rule 144(k) promulgated under the Securities Act without restriction or further registration under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under the Securities Act of 1933,described below, and (b) 3,811,000 shares may be sold in accordance with Rule 144. All outstanding shares of our common stock had been or are currently "restricted securities" as such term is defined under Rule 144, in that such shares were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144, 144(k) or 701 promulgated under the Securities Act of 1933 or another exemption from registration.

We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant facts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated
Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties.
Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report.

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at June 30, 2002, we had a working capital deficiency of $ 2,049. Our president, Anthony Russo, has agreed to defer, notes payable of $7,500 until July 2003 and has extended his commitment to lend us a further $22,500, as needed, until such date. We had no bank loans as at June 30, 2002. Our future financial success will be dependent on our ability to raise sufficient capital so as to commercially exploit our film library.

Overview

Through our acquisition of Maxwell Entertainment, Inc. ("MEI"), we have been engaged in the development and production of theatrical entertainment products since October 1997. In November 1999, we formed our AM Films division ("AMF") coincident with acquiring the broadband distribution rights to a library of approximately 150 motion pictures we intend to commercialize over the Internet. In May 2000, we discontinued our development and production business and executed our first agreement for the video on-demand exploitation of our motion pictures over the Internet.

As a development and production business, our revenues will be comprised of management fees and other service income, which were recognized as earned. Revenues from our on-demand film division will be determined on an end user pay-per-view basis as reported by our webcasting distributors, the first of which was Very Independent Films, which has since expired. Our webcast distributors will maintain and promote their on-demand theatre website, broadcast the motion picture selected by the end user, and collect all viewing fees.

With the assistance of Dream LLC, we are actively negotiating with other webcast distributors and expect no difficulty in replacing Very Independent Films with another distributor


Additionally, we have agreed to pay royalties to the licensor of the motion picture rights acquired under a Distribution Agreement dated November 15, 1999 and amended August 1, 2002. Under our Agreement with our licensor, Dream LLC, we have agreed to pay 15% of the actual net revenues(less minimum fees paid by us) we collect from any sources relating to the Internet/Broadband exploitation of the licensed films. Webcast fees and royalties are accounted for as direct costs.

We plan to build our business through the acquisition of the Internet broadband rights to additional motion pictures, and by contracting with more on-demand webcasters. We have already identified two such libraries but have delayed formal discussions until we complete this offering. We have also been approached by another company that currently offers educational programming on-demand over the Internet that wishes to enter the entertainment segment. While we have had preliminary discussions to date, we have decided to focus our attention on financing efforts. Accordingly, despite our preliminary discussions, we cannot assure you that agreements will be reached with any of these companies.

We are also exploring the possibility of sub-licensing of our motion picture rights to the intranet systems of some of the U.S. larger employers and professional organizations as an employee or member benefit, respectively. We believe broadband delivered entertainment products on an on-demand basis will also be appropriate for airport clubs, remote resorts, extended travel at sea, and other large special interest organizations. No efforts have been expended testing the viability of such ancillary markets to date.

                   For the Years Ended June 30, 2002 and 2001

RESULTS OF OPERATIONS

For the year ended June 30, 2002 we had a net loss of $76,449 compared to a net loss of $27,600 in 2001, an increase of $48,849 or 177%. This increase can be directly attributed to the increase in general and administrative expenses of $48,264 or 182% from $26,500 for the year ended June 30, 2001 to $76,764 for the year ended June 30, 2002. This increase is directly attributable to our offering expenses during the 2002 fiscal year and the expenses associated with our filing and reporting obligations.

As a result of the above, on our average shares outstanding of 6,769,246 and 6,000,000 for the years ended June 30, 2002 and 2001, respectively, we experienced net loss per share of $0.01 in fiscal 2002 compared to a net loss per share of $0.00 in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

We ended fiscal 2002 with a cash position of only $4,403, as compared to $320 at the end of fiscal 2001 however we have an entirely new business strategy and have already acquired the broadband rights to over 150 motion pictures. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to acquire the rights to a greater number of titles which will expand our library of motion picture rights.

We anticipate a modest capital requirement for identifying and negotiating additional motion picture rights as we plan to acquire those rights in exchange for our common stock. However, we believe that this will be an effective financing method only if a trading market develops for our stock. Our president, Anthony Russo, has agreed to defer notes payable of $7,500 until July 2003 and has extended his commitment to lend us a further $22,500, as needed, until such date.

Our present marketing methods will continue; however, should we require significant additional financial resources for future expansion, we may seek to obtain it through public or private equity offerings. We will also need to seek additional capital to sustain our operations if we are unable to earn income. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

VARIABLES AND TRENDS

We have been engaged in the development and commercialization of entertainment products for over 5 years. Key variables in our industry are caused by the lack of popularity or attraction to certain productions. However, the demand to view a diverse range of popular motion pictures is reasonably constant.

The rapidly growing medium of the Internet, particularly in the viewing of entertainment products on-demand, is considered by many industry observers as an enormous potential market. The delivery of motion pictures electronically is expected by industry experts to replace the purchases of motion pictures in alternative media such as pay-per-view in homes, airports, train stations, hotels, etc. The advent of video on-demand has been compared to the inceptionary stages of the video market. Historically, content has awaited new technology mediums for transmission and has taken advantage of that growth.



There are, however, numerous, well financed companies which own substantially greater libraries of motion pictures backed by substantial promotion funds. The networks and cable broadcasters are also in control of significantly greater amounts of entertainment grade content and capital resources. Should either or both potential competitors enter the Internet broadband view on-demand market place, our plans may be affected materially.

ITEM 7.  FINANCIAL STATEMENTS

                                     Amici Ventures, Inc and Subsidiary
                                      CONSOLIDATED FINANCIAL STATEMENTS
                                                 Years Ended
                                           June 30, 2002 and 2001










                                                  CONTENTS




Independent Auditor's Report

Consolidated Financial Statements:

             Consolidated Balance Sheets

             Consolidated Statements of Operations

             Consolidated Statements of Changes in Stockholders' Equity

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

                             Richard M. Prinzi, Jr.
                           Certified Public Accountant


INDEPENDENT AUDITORS' REPORT

To the  Stockholders of Amici Ventures, Inc. and Subsidiary
770 King Street
Rye Brook, New York 10573

I have audited the accompanying consolidated balance sheets of Amici Ventures, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of Amici Ventures, Inc. and Subsidiary as of June 30, 2001 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. This statement was audited by other auditors' whose report was furnished to me and is presented for comparative purposes. The other auditors issued an unqualified opinion on July 25, 2001. I have not performed any audit procedures on this statement, therefore, I am relying on the report issued by the other auditors.


I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Also, an audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of the other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Amici
Ventures, Inc. and Subsidiary as of June 30, 2002 and 2001 and the consolidated results of its operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles accepted in the United States of America.

/s/"Richard M. Prinzi, Jr."
Brooklyn, NY
October 7 2002


                                               Amici Ventures, Inc and Subsidiary
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,                 June 30,
                                                                                        2002                     2001
                                                                                ---------------------- --------------------------
    ASSETS

    Current Assets:



            Cash                                                                     $     4,402           $       320


            Prepaid Expenses                                                                 -                      -
                                                                                ---------------------- --------------------------


                                   Total Current Assets                                    4,402                   320
                                                                                ---------------------- --------------------------

            Investments                                                                    33,400                33,400
                                                                                ---------------------- --------------------------

                                   Total Assets                                      $     37,802             $  33,720
                                                                                ====================== ==========================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:

            Income Taxes Payable                                                    $        541                    320

            Accrued Expenses                                                                5,910                   600

                                                                                ---------------------- --------------------------
                                   Total Current Liabilities                                6,451                   920



            Loans Payable-Related Parties                                                   7,500                 10,500
                                                                                ---------------------- --------------------------

            Total Liabilities                                                              $13,951                 $11,420

    Stockholders' Equity

             Common stock, $.001par value; 30,000,00
             shares authorized, 8,000,000 and 6,000,000 shares
             and outstanding in 2002 and 2001 respectively                                 8,000                      6,000
    Additional Paid-In Capital                                                          368,200                    292,200
    Retained Earnings/Accumulated Deficit                                              (352,349)                  (275,900)
                                                                                ---------------------- --------------------------


                                   Total Stockholders' Equity                           $23,851                     $22,300
                                                                                ---------------------- --------------------------

            Total Liabilities and Stockholders' Equity                               $   37,802             $       33,720
                                                                                ====================== ==========================
                                    See accountants' audit report and notes to financial statements.




                                             Amici Ventures, Inc and Subsidiary
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended                       Year Ended
                                                                       June 30,                         June 30,
                                                                         2002                             2001
                                                           --------------------------------- --------------------------------
Revenues                                                    $                  -                $             -
                                                           --------------------------------- --------------------------------

Gross Profit                                                                   -                              -




General and Administrative Expenses                                        74,764                           26,500
Interest Expense                                                            1,310                              600
                                                           --------------------------------- --------------------------------
                         Total Expenses                                    76,074                           27,100
                                                           --------------------------------- --------------------------------

Income (loss) from operations
                      before income taxes                                 (76,074)                         (27,100)
Income Taxes                                                                  375                              500
                                                           --------------------------------- --------------------------------
Income (loss) from operations                               $             (76,449)             $           (27,600)
                                                           ================================= ================================

Earnings (loss) per share:
                      Income (loss) from operations
                        per share - basic and dilutive                    (0.01)                            (0.00)
                                                           --------------------------------- --------------------------------

Weighted average number of shares
                      outstanding - basic and dilutive                     6,769,246                       6,000,000
                                                           ================================= ================================


    See accountants' audit report and notes to financial statements.






                                                    Amici Ventures, Inc and Subsidiary
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended             Year Ended
                                                                                         June 30,               June 30,
                                                                                           2002                   2001
                                                                            ------------------------- -------------------------
Cash flows provided by (used in)
  operating activities:

                       Net Loss                                                       $     (76,449)      $        (27,600)

             Adjustments to reconcile net loss to net cash
               used in operating activities:
                       Value of services provided by executive                               18,000                 18,000
                       Increase (decrease) in accrued expenses                                5,310                    600
                       Increase (decrease) in income tax payable                                221                (1,180)
                                                                           ------------------------- -----------------------------

                                    Net cash provided by (used in)
                                    operating activities                                    (52,918)               (10,180)
                                                                           ------------------------- -----------------------------

                                    Net cash provided by (used in)

                                    Investment activities                                    -                          -
                                                                           ------------------------- -----------------------------

Cash Flows Provided By (used In):
  finance activities:
                       Advances from related parties                                         7,000                  10,000
                       Repayment to related parties                                         (10,000)                            -
                       Sale of common shares                                                 60,000                            -
                                                                           ------------------------- -----------------------------

                                    Net cash provided by


                                   Net cash provided by finance activities                   57,000                  10,000
                                                                           ------------------------- -----------------------------

Net increase (decrease) in cash                                                               4,082                    (180)

Cash, beginning of period                                                                       320                     500
                                                                           ------------------------- -----------------------------

Cash, end of period                                                            $              4,402      $              320
                                                                           ========================= =============================

Supplemental Schedule of Non-Cash Financing Activities:

During the years ended June 30, 2002 and 2001, the Company utilized free services of an executive.  The accompanying financial statements include expenses of $18,000 and 18,000 for those services during the years ended June 30, 2001 and June 30, 2002, respectively.
                                     See accountants' audit report and notes to financial statements.


                                                        Amici Ventures, Inc and Subsidiary
                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                    Retained
                                                                                Additional          Earnings/
                                                        Common Stock            Paid-In           Accumulated
                                            ----------------------------------
                                                  Shares           Amount       Capital             Deficit               Total
                                                                              ----------------- --------------------- ------------

Balance, June 30, 2000                             6,000,000        6,000       274,200           (248,300)             31,900

Value of services provided by executive

  for office space and management                    -                 -             -             18,000               18,000


Net loss for the year                                -                 -            -              (27,600)            (27,600)
                                            ----------------- ---------------- ----------------- --------------------- -----------

Balance, June 30, 2001                             6,000,000        6,000        292,200          (275,900)             22,300

Value of services provided by executive

  for office space and management                    -                 -                          18,000    -           18,000


Sale of common shares                              2,000,000        2,000       58,000               -                  60,000

Net loss for the year                                                   -          -              (76,449)              (76,449)
                                            ----------------- ---------------- ------------- ---------------           ------------
Balance, June 30, 2002                             8,000,000      $ 8,000     $ 368,200       $  (352,349)       $      23,851

                                         See accountants' audit report and notes to financial statements.

                       Amici Ventures, Inc and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTs

Note 1 Organization and basis of consolidation: The accompanying consolidated financial statements include the accounts of Amici
Ventures, Inc., a corporation organized under the laws of New
York in September 1995, its AM Films division ("AMF") formed in
November 1999 coincident with its acquisition of the broadband distribution rights to a library of approximately 150 motion pictures, and, through May 2000, its wholly owned subsidiary Maxwell
Entertainment, Inc. ("MEI"), a New York corporation it acquired in 1997 (collectively, the "Company"). During May 2000, consistent with the Company's discontinuance of development and production of entertainment products, MEI was approved for dissolution by the State of New York. All inter-company transactions have been eliminated.

     Note 2     Nature of Operations:

The Company, through acquisition of MEI, has been engaged in the development and production of theatrical entertainment products since October 1997. In November 1999, through AMF, the Company acquired the broadband distribution rights to a library of approximately 150 motion pictures it intends to commercialize over the Internet. In May 2000, the Company ceased its development and production business and exchanged general releases with MEI's original principals in consideration for their return of 8,000,000 shares of the Company's common stock. In May 2000, AMF executed its first broadcast agreement with VeryIndependentFilms.com. The Company is currently pursuing other video on demand webcasters to distribute its titles.

 Note 3     Summary of Significant Accounting Policies:

                      Cash & Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments, with a maturity of three months or less.

                         Basis of Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

                      Revenue Recognition:

The Company intends to recognize revenue from the exploitation of film and video rights when the license fee for each film is known, the film is delivered in accordance with the license agreement, the film is available for its first showing or telecast, and collectiblity of the full license fee is reasonably assured.

                      Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards

No.109, "Accounting for Income Taxes". Under this method, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis for assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carry orwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments:

At June 30, 2002 and 2001, the Company's investments consist of broadband distribution rights to a film library. The costs of acquiring film distribution rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Distribution rights contributed to the Company by a shareholder are stated at net realizable value. Film acquisition costs are expensed using the individual film forecast computation method, which is based on the ratio of the current period's gross revenues to estimated total gross revenues from each film on an individual basis. Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates and amortization are reviewed periodically whenever events or changes in circumstances indicate that the carrying amount of the film may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of. Such adjustments could have a material effect on results of operations in future periods. During the years ended June 30, 2002 and 2001, the Company incurred no amortization expense associated with these investments.

The motion picture rights, which were acquired have produced income in other broadcast media environments in the past. Management believes the electronic rights possessed by the Company are similar to the video rights value of the library of motion pictures. These motion pictures have generated substantial sums of revenue from videocassette and DVD sales to its owner. Management believes, the video-on-demand segment can yield more than the net book value of their rights based on its past performance in other broadcast media entertainment markets. Management has identified several other prospective video-on-demand theater partners to broadcast this library.

Stock-Based Compensation The Company accounts for stock-based compensation using the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, companies are encouraged to adopt a fair value based method of accounting for stock compensation awards.



This method requires the Company to account for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Since there is no quoted market value of the stock and the Company was insolvent at the date of the issuance of shares, the Company has valued these transactions using the fair market value of the services received based on invoices. Pursuant to the Company's articles of incorporation, par value was used to determine the number of shares issued to satisfy these obligations.

Note 4 Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Note 5 Related Party Transactions:

(A) Overhead Fees

The Company maintains its office facility rent-free within the residence of an executive. Included in the accompanying financial statements are charges of $1,500 per month relating to office expense ($500) and the executive's salary ($1,000), which will not be paid and accordingly amounts have been credited to paid-in-capital. For the years ended June 30, 2002 and 2001 the overhead expenses totaled $18,000 and $18,000, respectively.

(B) Loans Payable

At June 30, 2002 and 2001, the Company is indebted to entities owned by the Company's President and a shareholder in amounts totaling $7,500 and $10,500, respectively. These obligations bear interest at 8% and mature June 30, 2003. An officer has committed to lend the Company additional funds to a maximum of $30,000 in the next fiscal year. At June 30, 2002 and 2001, the Company has $22,500 and $19,500 available at the Company's discretion, if needed.

(C) Management Fee

               During the years ended 2002 and 2001, the Company paid management fees for executive services, in lieu of salaries, of $14,000 and $12,000, respectively, to both present and past shareholders and the Company's president.

Note 6 Stockholders' Equity:

In June 2001 the Company filed a public offering registration statement with the Securities and Exchange Commission in hopes of issuing a minimum of 1,000,000 to a maximum of 2,000,000 shares of common stock at an issue price of $.03 per share.

In February 2002, 2,000,000 shares were issued at $.03 per share resulting in an increase of the Shares outstanding to 8,000,000

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 20, 2002, Marden Harrison & Kreuter CPAs P.C. ("Marden"), our original independent accountant resigned. We did not have any disagreements with Marden on any matter of accounting principles or practices, financial
statement disclosure, or auditing scope or procedure.   At that time, we
engaged Richard M. Prinzi, Jr., CPA as the independent accountant to audit our financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      As of June 30 and October 1, 2002 we had and have only one director and executive officer, are as follows:

Name               Age      Positions held with the Company             Since
Anthony R. Russo   59       President, Chief Financial Officer          1999
                                    And Director

        The background of our director and executive officer is as follows:

Anthony R. Russo has been our President and a director since 1999. He is also and a director of Certified Services, Inc. (NASD OTCBB-CSRV) since 2002 and Chief Executive Officer and director of Momentum Holdings Corporation (NASD OTCBB-MMHD) since 2000. He was Chairman, Chief Executive Officer and a director of Cartilage Technologies, Inc. from 1989 to 1999, Chairman, Chief Executive Officer and director of Sherwood Corporation (Nasdaq-SHRW) from 1972 to 1989, and a director and Chairman of the Audit Committee of Lloyd Electronics, Inc. (Amex-LLYD) from 1980 to 1985. Mr. Russo, a CPA and alumnus of Arthur Andersen & Co.'s New York City office (1966-1971), holds a BBA in Accountancy Practice from Pace University and an MA in Business and Policy from SUNY Empire State College.

Presently, Mr. Russo expects to devote approximately 15% of his time to his duties with us. If our operations expand and a need arises, he will reevaluate his time commitment and the need to employ additional personnel.


        There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers. Each of our directors and officers shall serve for a term of one year or until his successor is duly elected and qualified.

       During the past five years, none of our directors, executive officers, promoters or control persons have been:

         (a) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (b) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (c) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (d) found by a court of competent jurisdiction (in a civil action) the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

                  Except as set forth below, none of our directors or executive officers received compensation during the fiscal years ended June 30, 2001 and 2002. During the fiscal years ended June 30, 2002 and 2001 we paid management fees for executive services in lieu of salaries of $14,000 and $12,000, respectively, to both present and past shareholders and to our president.

         There are no employment contracts or agreements between us and our officers. We do not have any employee stock option or other incentive plans. We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following lists as of October 1, 2002 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers.

Name and address* of                Amount and Nature              Percent of
Beneficial Owner                    of Beneficial Ownership           Class
-------------------------           ----------------------------     ------

Anthony R. Russo                       3,811,000                     47.6%
770 King Street
Rye Brook, New York 10573

Mark Balsam(1)                           594,000                      7.4%
7 Valley Road
Larchmont, New York 10538

Herbert Maxwell                          599,856                      7.5%
440 East 56th Street
 New York, New York 10021

Joseph Sierchio                          480,200                      6.0%
845 Third Avenue - 8th Floor
New York, New York 10022

All directors, executive officers
and significant employees as a
group (1 person)                       3,811,000                      47.6%
----------------------------------------------------------------------------


(1) Mark Balsam owns 80% of Dream, LLC, a limited liability company in which Mr. Russo owns the remaining 20%. This amount includes the shares issued by us to Dream LLC pursuant to our agreement with Dream LLC.

         We do not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, there have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest . We do not have a parent company.

         Mr. Russo, our President since September 1999, has provided us with office space and certain office equipment without rent or reimbursement and plans to continue to do so for the foreseeable future. Pursuant to that agreement, Mr. Russo has lent us, through Russo Corporation, his wholly-owned corporation, $5,500.

Russo Corporation, of which Mr. Russo is the controlling shareholder, owns a 20% interest in Dream LLC, which licensed the internet broadband rights to our library of motion pictures to us. The remaining 80% of interest in Dream LLC is owned by Mark Balsam, who is one of our shareholders. We believe that the terms of the licensing agreement with Dream LLC are on as good as terms as could be obtained from an independent third party.

        Specifically, under our restated agreement with Dream, the license fee payable by us consists of (i) an initial payment of 334,000 shares of our common stock valued at $.10 per share which was paid by us upon the delivery by Dream of all masters (which shares have been issued); (ii) a Initial Cash Fee due and payable on or prior to December 31, 2002, (iii) a minimum fee of $25,000 every six months during the term of the agreement and (iv) 15% of the actual net revenues collected (less minimum fees paid by us) byus from sources relating to the Internet/Broadband exploitation of the licensed films payable within 30 days following the end of the calendar year 2003 and thereafter.

        In addition, Dream agreed that in the event that we develop or otherwise introduce e-commerce revenue opportunities relatedto the licensed films that are acceptable to Dream, we will be entitled to a payment of 10% of all such revenues. Neither Mr. Russo nor Russo Corporation, which owns a 20% interest in Dream LLC, have received compensation or other consideration from Dream inconnection with its decision to enter into the licensing agreement with us, nor did Mr. Russo represent Dream in its negotiations with us. We expect that Mr. Russo's association with Dream will enhance his future access to rights to more titles for us.

         Mr. Sierchio is a member of the firm of Eiseman Levine Lehrhaupt and Kakoyiannis PC, our legal counsel. We paid Mr. Sierchio an aggregate of $4,500 during the fiscal year ended June 30, 2002. We believe that the cost of the services provided by Mr. Sierchio are comparable to, or less than, the fees that we would have to pay to unrelated third parties providing similar services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a)      Exhibits:

EXHIBIT      DESCRIPTION OF EXHIBIT AND FILING REFERENCE NUMBER

Exhibit 3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File Number 333-60958 [the "Registration Statement"]).

Exhibit 3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's
            Registration Statement).


     (b) Reports on Form 8K:

     A report was filed on Form 8K during the last quarter of the fiscal year ended June 30, 2002 with respect to the resignation of our prior auditors and the appointment of Richard Prinzi CPA as our auditor for the fiscal year ended June 30, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2002             Amici Ventures, Inc.

                                    By:/s/ "Anthony R. Russo"
                                   Anthony R. Russo, Chief Executive Officer
                                                 and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                              TITLE                       DATE


By: /s/ "Anthony R. Russo"     Chief Executive Officer,       October 15, 2002
                           Chief Financial Officer and Sole Director
Anthony R. Russo

                                  CERTIFICATION

I , Anthony R. Russo, certify that:

1. I have reviewed this annual report on Form 10-KSB of Amici Ventures, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


October  15 , 2002                  /s/ "Anthony R. Russo"
                                    Anthony R. Russo, Chief Executive and
                                    Chief Financial Officer