Form 10QSB
period 2002-09-30
AMICI VENTURES INC
filed 2003-01-02
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)
 ..X.. Quarterly report under section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended September 30, 2002

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

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes
...... No .....

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.001 par value, 8,000,000 shares at October 31, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes.....  NO ..X..

                              AMICI VENTURES, INC.
                                   Form 10-QSB
                        Quarter Ended September 30, 2001

                                      INDEX
                                                                          Page

PART I   FINANCIAL INFORMATION...............................................2

Item 1. Financial Statements.................................................2
        Condensed Balance Sheets at September 30, 2002
                        and June 30, 2002....................................3
        Condensed Statements of Operations for the Three Months Ended
          September 30, 2002 and September 30, 2001..........................4
        Condensed Statements of Stockholders' Equity for the Three Months
        Ended September 30, 2002 and the Year Ended June 30, 2002............5
        Condensed Statement of Cash Flows for the Three Months Ended
          September 30, 2002 and September 30, 2001..........................6
        Notes to Condensed Financial Statements..............................7
Item 2. Management's Discussion and Analysis.................................7

PART II  OTHER INFORMATION...................................................9

Item 1.           Legal Proceedings..........................................9
Item 2.           Changes in Securities......................... ............9
Item 3.           Defaults Upon Senior Securities............................9
Item 4.           Submission of Matters to a Vote of Security Holders........9
Item 5.           Other Information..........................................9
Item 6.           Exhibits and Reports on Form 8-K...........................9

                  SIGNATURE PAGE.............................................9

                  CERTIFICATION.............................................10

                  EXHIBITS..................................................11

--------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of Registrant as of September 30, 2002 and for the three months ended September 30, 2002 and September 30, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                                                         AMICI VENTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         Unaudited
                                                                                       September 30,                 June 30,
                                                                                            2002                       2002
                                                                                            ----                       ----
ASSETS

Current assets:
     Cash and equivalents                                                              $     3,694               $         4,402
                                                                                         ----------                 ------------

               Total current assets                                                          3,694                         4,402

Investment in motion picture distribution rights                                            33,400                        33,400
                                                                                         ----------                       ------

                Total assets                                                           $    37,094               $        37,802
                                                                                         ===========                 ===========





LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Income taxes payable                                                              $       486               $           541
     Accrued expenses                                                                        6,060                         5,910
                                                                                         -----------                     -------

                Total current liabilities                                                    6,546                         6,451

Loans payable - related parties                                                              7,500                         7,500
                                                                                         -----------                     -------

                Total long-term Liabilities                                                 14,046                        13,951
                                                                                         -----------                      ------

Stockholders' equity:
     Common stock, $.001 par value                                                           8,000                         8,000
     Additional Paid-in Capital                                                            372,700                       368,200
     Deficit                                                                              (357,652)                    (352,349)
                                                                                          -----------                  ---------

              Total stockholders' equity                                                    23,048                        23,851
                                                                                          -----------                     ------

              Total liabilities and stockholders' equity                               $    37,094                      $ 37,802
                                                                                          ==========                    ========


            See accountants's review report accompanying Notes to Condensed Financial Statements



                                 AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    Unaudited


                                                                                                  Three MonthsEnded
                                                                                                   September 30,
                                                                                              2002               2001
                                                                                              ----               ----

Revenues                                                                                 $     -                 -

Cost of revenues                                                                               -                 -
                                                                                         --------------    ------------

Gross profit                                                                                   -                 -
                                                                                         --------------    ------------

General and administrative expenses                                                          5,053            10,498
Interest                                                                                       150               270
                                                                                         -------------      -----------


Loss from operations before taxes                                                           (5,203)           (10,768)

Income taxes                                                                                   100               100
                                                                                         --------------     -----------



Net loss                                                                                  $ (5,303)        $ (10,868)
                                                                                          =========         ==========




Loss per share - basic and diluted                                                         $ 0.00              $0.00
                                                                                            ======              =====

Weighted average shares outstanding -
    basic and diluted                                                                    8,000,000         6,000,000
                                                                                          =========         =========



                                       See accountant's review report and accompanying Notes to Condensed Financial Statements.


                               AMICI VENTURES, INC.
                             CONDENSED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                    Unaudited


                                                          Common            Additional                           Total
                                                     Stock, $.001 par        Paid-In                         Shareholders'
                                                   Shares         Amount     Capital        Deficit             Equity
                                                  -------         ------     -------        -------             ------


   Balance, July 1, 2001                             6,000,000    $ 6,000      $292,200     $ (275,900)     $    22,300

   Value of services provided by
   executive for office space and
   management                                                -          -        18,000            -             18,000

   Sale of common shares                             2,000,000      2,000        58,000            -             60,000

   Net loss                                                                           -       (76,449)          (76,449)
                                                  -----------------------  ------------  -------------        ----------

   Balance, June 30, 2002                            8,000,000    $ 8,000     $ 368,200     $ (352,349)        $ 23,851

   Value of services provided by
   executive for office space and
   management                                                -          -         4,500               -          4,500

   Net loss                                                                           -       (5,303)           (5,303)
                                                  -----------------------  ------------  -------------        ----------

   Balance, September 30, 2002                       8,000,000    $ 8,000      $372,700     $ (357,652)      $   23,048
                                                     =========    =======  =   ========     ===========          =======



                                       See accompanying Notes to Condensed Financial Statements.



                                AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                   Three Months Ended September 30,
                                                                                      2002                2001
                                                                                     -----                ----
Cash used by:
    Operating activities -
        Cash paid to suppliers                                                  $      (708)       $    (5,998)
                                                                                  -----------        ----------
            Net cash used in operating activities                                      (708)            (5,998)
                                                                                  ------------       ----------

Financing activities:
    Advances from related party                                                        -                  6,000
                                                                                   ----------         ---------
             Net cash provided by financing activities                                 -                  6,000
                                                                                  -----------         ---------

Increase (decrease) in cash, net                                                       (708)                  2

Cash, beginning of period                                                              4,402                320
                                                                                  ------------       ----------

Cash, end of period                                                                 $  3,694            $   322
                                                                                   =========            =======


Reconciliation of net loss to net cash used in operating activities:

Net loss $                                                                            (5,303)        $ (10,768)
                                                                                    --------          ---------

Adjustments to reconcile net loss to net cash used in operating activities:

     Value of services provided by executive                                           4,500              4,500
     Increase in accrued expenses                                                        150                270
     Decrease in income taxes payable                                                    (55)               -
                                                                                  ------------      -----------

       Total adjustments                                                               4,595              4,770
                                                                                   -----------       ----------

Net cash used in operating activities                                           $     (708)          $  (5,998)
                                                                                   ===========       ==========


Supplemental schedule of non-cash financing activity:

During the three months ended September 30, 2002 and 2001, the Company utilized free services of its executive and his residence. The accompanying financial statements include expenses of $4,500 for those services in each of the periods presented.

                     See accompanying Notes to Condensed Financial Statements.

  AMICI VENTURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed financial statements for the three months ended September 30, 2002and September 30, 2001, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the Year ended June 30, 2002, supplemented by Notes 1 through 3 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at September 30, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2002.

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

At September 30, 2002 and June 30, 2002, the Company is indebted to entities owned by the Company's president and certain shareholders in the amount of $7,500. These obligations bear interest at 8% and mature October 10, 2003. The Company's president has committed to provide the Company with additional funds up to a maximum of $30,000 through October 10, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on our revenues,changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

      When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Three Month Periods Ended September 30, 2002 and 2001:

Revenues - The Company has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently expected to commence by June 2003.

Cost of Revenues and Gross Profit - Cost of revenues will be presented in the periods in which revenues are received and gross profit will be computed accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2002 ("3M2") were $5,053 compared to $10,498 during the three months ended September 30, 2001 ("3M1") representing a decrease of $5,445 or 52%. This decrease is primarily attributable to legal and accounting expenses during 3M1 associated with the Company preparing to offer and sell 2,000,000 common shares during last fiscal year. These expenses were not required during 3M2.

Interest - Interest expense is directly related to the level of working capital advanced to the Company between 3M2 and 3M1.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for 3M2 of $5,303 compared to $10,868 for 3M1 is consistent with the increased professional fees and expenses associated with the Company's offering that being prepared during 3M1. Net loss divided by the weighted average number of common shares outstanding during each period results in a loss per share of $0.00 and $0.00, respectively.


Liquidity and Capital Resources

    During February 2002, the Company completed its offer to sell a minimum of 1,000,000 and a maximum of 2,000,000 of its common shares at $0.03 per share, which became effective October 25, 2001. Pursuant to this offering, the Company is raised its planned maximum of $60,000 from the public. At September 30, 2002 the Company had $3,694 in cash, and $22,500 still available under the $30,000 financing commitment made to it by its president, which will expire on October 10, 2003.

         The Company acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believes that it can add materially to such rights on similar terms. The Company has also identified several providers of independent films on-demand via their internet websites, and it believes it can sub-license the broadband distribution rights to its films to such providers on favorable terms. As the Company's principal medium for growth is its common stock, it has delayed its acquisition of rights to additional titles and the licensing of its existing rights to video on-demand providers, until a trading market in its common stock is established. In this connection, the Company's cash requirements are limited to the costs of identifying and negotiating additional film rights and identifying, and supporting the companies to which its rights will be sub-licensed.


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

(a)  Exhibits:    15.      Letter on Unaudited Interim Financial Information.

(b)  Reports      None.


                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date:  December 9, 2002


/s/ "Anthony R. Russo"
      ----------------
Anthony R. Russo, Chief Executive and
Chief Financial Officer

                                  CERTIFICATION

I, Anthony R. Russo, the Registrant's Chief Executive and Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amici Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed,based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud,whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002


/s/     "Anthony R. Russo"
----------------------------------
Chief Executive and
Financial Officer

                                    Exhibit A

                              Richard M. Prinzi Jr.
                           Certified Public Accountant
                                 8403 7th Avenue
                            Brooklyn, New York 11228


To the Board of Directors and Stockholders of Amici Ventures, Inc.
770 King Street
RyeBrook, NY 10573-1811

I have reviewed the accompanying condensed balance sheet of Amici Ventures,Inc. as of September 30, 2002, and the related condensed statements of operations, statements of stockholder's equity, and statements of cash flows for the three month period ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews,I am not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

The condensed balance sheet of Amici Ventures, Inc. as of June 30, 2002, is presented herein. The related statemetns of operations, stockholders' equity, and cash flows for the year then ended and the Independent Auditor's Report dated October 7, 2002, in which an unqualified opinion was expressed, are not presented herein.
                       /s/ Richard M. Prinzi, Jr., Certified Public Accountant

Brooklyn, NY
December 6, 2002