Form 10QSB
period 2002-12-31
AMICI VENTURES INC
filed 2003-02-14
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File No: 333-60958

AMICI VENTURES, INC.

(Name of small business in its charter)

New York                                                                                                                  No. 13-3963541

(State or other jurisdiction of incorporation or organization)                                                                                                    (IRS— Employer Identification No.)

770 King Street
Rye Brook, NY 10573-1811

(Address of principal office including Zip Code)

(914) 937-6001

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 8,000,000 shares at February 3, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] NO [ X ].

AMICI VENTURES, INC.
Form 10-QSB
Quarter Ended December 31, 2002

                                      INDEX

                  Condensed Statements of Operations for the Six and Three Months
                     Ended December 31, 2002 and December 31, 2001..........................4
                  Condensed Statements of Stockholders' Equity for the Six Months Ended
                     December 31, 2002 and the Year Ended June 30, 2002.....................5
                  Condensed Statement of Cash Flows for the Six Months Ended

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements of Registrant as of December 31, 2002 and for the six months ended December 31, 2002, and December 31, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.
CONDENSED BALANCE SHEETS

                                              Unaudited
                                             December 31,               June 30,
                                                2002                      2002
                                                ----                      ----

ASSETS
-------

Current assets:
   Cash and equivalents                  $       2,658           $       4,402
                                             ----------             ----------

   Total current assets                          2,658                   4,402

Investment in motion picture
 distribution rights                            33,400                  33,400
                                             ----------             ----------

    Total assets                          $     36,058            $     37,802
                                             ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accrued expenses                      $     1,710            $     5,910
     Income taxes payable                          586                    541
                                            ----------              ---------

   Total current liabilities                     2,296                  6,451

Loans payable - related parties                  7,500                  7,500
                                            ----------              ---------

    Total liabilities                            9,796                 13,951
                                            ----------              ---------

Stockholders' equity:
     Common stock, $.001 par value               8,000                  8,000
     Additional paid-in capital                377,200                368,200
     Accumulated deficit                      (358,938)              (352,349)
                                            ----------              ---------

    Total stockholders' equity                  26,262                 23,851
                                            ----------              ---------

    Total liabilities and
        stockholders' equity                 $  36,058              $  37,802
                                             =========               ========
See accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
CONDENSED STATEMENT OF OPERATIONS
Unaudited

                               Six Months Ended            Three Months Ended
                                   December 31,                December 31,
                           -------------------------       --------------------
                              2002            2001          2002          2001
                              ----            ----          ----          ----
Revenues                   $     -          $    -        $    -         $   -
Cost of revenues                 -               -             -             -
                             -----           -----        ------        ------

Gross profit                     -               -             -             -
                             -----           -----        ------        ------

General and administrative
     expenses                6,089          17,191         1,036         6,693

Interest                       300             610           150           340
                             -----          ------         ------       ------

Loss before taxes          (6,389)         (17,801)       (1,186)       (7,033)

Income taxes                   200             175           100            75
                             -----          -------        ------       -------

Net loss                  $ (6,589)         (17,976)     $ (1,286)    $ (7,108)
                            =======         ========       =======      =======

Net loss per share -
     basic and diluted       $ 0.00           $ 0.00       $ 0.00        $0.00
                             ======           ======        ======       =====

Weighted average shares
 outstanding - basic and
 diluted                   8,000,000       6,000,000     8,000,000    6,000,000
                           =========       =========     =========    =========

See accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
CONDENSED STATEMENT OF
STOCKHOLDERS’EQUITY
Unaudited

                              Common            Additional                      Total
                          Stock, $.001 par        Paid-In       Accumulated  Shareholders'
                         Shares         Amount    Capital         Deficit       Equity
                         -------        ------    -------         -------       ------

   Balance,
    July 1, 2001          6,000,000    $ 6,000   $292,200      $ (275,900)   $  22,300

   Value of services
    provided by
   executive for
   office space and
   management                     -          -     18,000               -       18,000

   Sale of common
    shares                2,000,000      2,000     58,000               -       60,000

   Net loss                                             -         (76,449)     (76,449)
                          ----------    -------   -------       ---------     --------

   Balance, June 30, 2002  8,000,000    $ 8,000 $ 368,200      $ (352,349)    $ 23,851

   Value of services
    provided by executive
   for office space and
   management                      -          -     9,000              -         9,000

   Net loss                        -          -         -          (6,589)      (6,589)
                           ---------     ------    ------        --------      -------

   Balance,
   December 31, 2002       8,000,000    $ 8,000  $377,200      $ (358,938)     $26,262
                           =========    =======  ========      ===========     =======

See accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
CONDENSED STATEMENT OF CASH FLOWS
Unaudited

                                                  Six Months Ended December 31,
                                                  -----------------------------

                                                   2002                2001
                                                   ----                ----
Cash used by:
 Operating activities -
 Cash paid to suppliers                       $  (1,744)          $  (7,103)
                                                --------             -------
   Net cash used in operating activities         (1,744)             (7,103)
                                                --------             -------

Financing activities:
    Advances from related party                        -               7,000
                                                --------             -------

 Net cash provided by financing activities             -               7,000
                                                --------             -------

Decrease in cash, net                            (1,744)                (103)

Cash, beginning of period                         4,402                  320
                                                --------             --------

Cash, end of period                           $   2,658              $   217
                                                ========             ========

Reconciliation of net loss to net
 cash used in operating activities:

Net loss                                         (6,589)              (17,976)
                                                 -------             --------

Adjustments to reconcile net loss to
 net cash used in operating activities:

   Value of services provided by executive        9,000                 9,000
   Increase (decrease) in accrued expenses       (4,200)                1,852
   Increase in income taxes payable                  45                    21
                                                 -------             ---------

      Total adjustments                            4,845                10,873
                                                 -------             ---------

Net cash used in operating activities         $   (1,744)           $   (7,103)
                                              ===========           ===========

Supplemental schedule of non-cash financing activity:

During the six months ended December 31, 2002 and 2001, the Registrant utilized free services of its executive and his residence. The accompanying financial statements include expenses of $9,000 for those services in each of the periods presented.

See accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

1. Accounting Policies. The Registrant's condensed financial statements for the six months and three months ended December 31, 2002, and December 31, 2001, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the Year ended June 30, 2002, supplemented by Notes 1 through 3 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Registrant’s operations for the interim periods, and its financial condition at December 31, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Registrant’s audited financial statements for the year ended June 30, 2002.

2. Motion Picture Rights. The Registrant's investment consists of the broadband distribution rights to a library of approximately 160 feature films which it intends to license to providers of on-demand video programming via the internet. The motion picture rights the Registrant has acquired have produced income in other broadcast media environments in the past. Management believes the electronic rights possessed by the Registrant are similar to the video rights value of the library of motion pictures. These motion pictures have generated substantial sums of revenue from videocassettes and DVDs sales to its owner. Management believes the video on-demand segment can yield more than the net book value of these rights based on their past performance in other broadcast media entertainment markets. Management has identified several other prospective video on-demand theatre partners to broadcast its library of films

3. Related Party Transactions. The Registrant maintains its office facility rent-free within the residence of its executive. Included in the accompanying financial statements are charges of $1,500 per month, $500 relating to office facilities and $1,000 to management services which will not be paid and accordingly have been credited to additional paid-in-capital.

At December 31, 2002, and June 30, 2002, the Registrant is indebted to entities owned by the Registrant’s president and certain shareholders in the amount of $7,500. These obligations bear interest at 8% and mature July 10, 2004. The Registrant’s president has committed to provide the Registrant with additional funds up to a maximum of $30,000 through July, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Six Month Periods Ended December 31, 2002 and 2001:

Revenues – The Registrant has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently expected to commence by the end of 2003.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2002 (“6M2”) were $6,089 compared to $17,191 during the six months ended December 31, 2001 (“6M1”) representing a decrease of $11,102 or 64%. This decrease was primarily attributable to the provision for legal and accounting expenses during 6M1 associated with the Registrant preparing to offer and sell 2,000,000 common shares during its fiscal year ended June 30, 2002. These expenses did not reoccur during 6M2.

Interest – Interest expense is directly related to the level of working capital advanced to the Registrant between 6M2 and 6M1.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for 6M2 of $6,589 compared to $17,976 for 6M1 is consistent with the increased professional fees and expenses associated with the Registrant’s offering that was being prepared during 6M1. Net loss divided by the weighted average number of common shares outstanding during each period results in a loss per share of $0.00 and $0.00 in 6M2 and 6M1, respectively.

Quarters Ended September 30, 2002 and 2001:

Revenues – The Registrant has not yet begun to generate revenues from its film distribution business. Its initial revenues are currently expected to commence by the end of 2003.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2002 (“2Q2”) were $1,036 compared to $6,693 during the three months ended December 31, 2001 (“2Q1”) representing a decrease of $5,657 or 84%. This decrease is primarily attributable to legal and accounting expenses during 2Q1 associated with the Registrant preparing to offer and sell 2,000,000 common shares during its fiscal year ended June 30, 2002. These expenses did not reoccur during 2Q2.

Interest – Interest expense is directly related to the level of working capital advanced to the Registrant between 2Q2 and 2Q1.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for 2Q2 of $1,286 compared to $7,108 for 2Q1 is consistent with the increased professional fees and expenses associated with the Registrant’s offering that was being prepared during 2Q1. Net loss divided by the weighted average number of common shares outstanding during each period results in a loss per share of $0.00 and $0.00 in 2Q2 and 2Q1, respectively.

Liquidity and Capital Resources

During February 2002, the Registrant completed its initial public offering of a minimum of 1,000,000 and a maximum of 2,000,000 shares of its common stock at $0.03 per share, which became effective on October 25, 2001. The Registrant sole all 2,000,000 shares, generating gross proceeds of $60,000. At December 31, 2002, the Registrant had $2,658 in cash, and $22,500 still available under the $30,000 financing commitment made to it by its President, which expires on July 10, 2004.

The Registrant acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believes that it can add materially to such rights on similar terms. The Registrant has also identified several providers of independent films on-demand via their internet websites, and it believes it can sub-license the broadband distribution rights to its films to such providers on favorable terms. As the Registrant’s principal medium for growth is its common stock, it has delayed its acquisition of rights to additional titles and the licensing of its existing rights to video on-demand providers, until a trading market in its common stock is established. In this connection, the Registrant’s cash requirements are limited to the costs of identifying and negotiating additional film rights and identifying, and supporting the companies to which its rights will be sub-licensed.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.
(b) Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date:  February 14, 2003

/s/____Anthony R. Russo_______________
       ----------------
Anthony R. Russo, Chief Executive and
Chief Financial Officer

CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive and Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Amici Ventures, Inc.;

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

4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/     Anthony R. Russo
----------------------------------
Chief Executive and
Financial Officer