Form 10QSB
period 2003-03-31
AMICI VENTURES INC
filed 2004-10-22
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
                                   (Mark One)

                                   ----------

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
               1934 for the quarterly period ended March 31, 2003

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                                   ----------

                          Commission File No: 333-60958

                              AMICI VENTURES, INC.
                     (Name of small business in its charter)

           New York                                    No. 13-3963541
(State or other jurisdiction of              (IRS-- Employer Identification No.)
incorporation or organization)

                                   ----------

                         511 West 25th Street, Suite 503
                               New York, NY 10001
                (Address of principal office including Zip Code)

                                 (212) 414-9600
                           (Issuer's telephone number)

                                   ----------

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

      Common Stock, $.001 par value, 8,000,000 shares at March 31, 2003 and
                                October 15, 2004.

   Transitional Small Business Disclosure Format (Check one): Yes |_| NO |X|.

                              AMICI VENTURES, INC.
                                   Form 10-QSB
                          Quarter Ended March 31, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION .......................................................      3

     ITEM 1. FINANCIAL STATEMENTS ....................................................      3

AMICI VENTURES, INC. CONDENSED BALANCE SHEETS ........................................      3

AMICI VENTURES, INC. CONDENSED STATEMENT OF OPERATIONS Unaudited .....................      4

AMICI VENTURES, INC. CONDENSED STATEMENT OF STOCKHOLDERS'EQUITY Unaudited ............      5

AMICI VENTURES, INC. CONDENSED STATEMENT OF CASH FLOWS Unaudited .....................      6

AMICI VENTURES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited ...............      7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...............      8
     A. OVERVIEW .....................................................................      8
     B. CURRENT OPERATIONS ...........................................................      9
     C. INDUSTRY ANALYSIS ............................................................     10
     D. RISK FACTORS: ................................................................     12
     E. OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002: ..     16
        OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002: ............     16
        LIQUIDITY AND CAPITAL RESOURCES: .............................................     16
     ITEM 3. CONTROLS AND PROCEDURES .................................................     18
     A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: ............................     18
     B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: ........................     18

PART II - OTHER INFORMATION ..........................................................     19

ITEM 1. LEGAL PROCEEDINGS ............................................................     19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..................     19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..............................................     19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................     19

ITEM 5. OTHER INFORMATION ............................................................     19

     A. CONTROL OF THE COMPANY: ......................................................     19
     B. CHANGE IN BUSINESS PLAN AND OPERATIONS: ......................................     19
     C. AGREEMENTS BETWEEN RELATED PARTIES ...........................................     19
     D. CONFLICTS OF INTEREST AND CONTROL ............................................     20

ITEM 6. EXHIBITS .....................................................................     20

SIGNATURES ...........................................................................     20

CERTIFICATIONS .......................................................................     21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements of Registrant as of March 31, 2003 and June 30, 2002 and for the three months ended March 31, 2003 and nine months ended March 31, 2003 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                              AMICI VENTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                        Unaudited        Unaudited
                                                        March 31,         June 30,
                                                           2003             2002
ASSETS
Current assets:
       Cash and equivalents                             $   2,622        $   4,402
                                                        ---------        ---------

       Total current assets                             $   2,622        $   4,402

Investment in motion picture distribution rights        $  33,400        $  33,400
                                                        ---------        ---------

       Total assets                                     $  36,022        $  37,802
                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accrued expenses and taxes payable               $   2,547        $   6,451
                                                        ---------        ---------

       Total current liabilities                        $   2,547        $   6,451

Loans payable                                           $   7,500        $   7,500
                                                        ---------        ---------

       Total liabilities                                $  10,047        $  13,951

Stockholders' Equity:
       Common stock, $.001 par value                    $   8,000        $   8,000
       Additional paid-in capital                       $ 381,700        $ 368,200

       Accumulated deficit                              $(363,725)       $(352,349)
                                                        ---------        ---------

       Total stockholders' equity                       $  25,975        $  23,851
                                                        ---------        ---------

       Total liabilities and stockholders' equity       $  36,022        $  37,802
                                                        =========        =========

See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    Unaudited

                          Nine months ended March 31,      Three months ended March 31,
                         ----------------------------      ----------------------------
                             2003             2002             2003             2002
                         -----------      -----------      -----------      -----------
General and
administrative
expenses                      10,926           37,015            4,636           19,649

Interest                         450              960              150              350
                         -----------      -----------      -----------      -----------

Net Loss                     (11,376)         (37,975)          (4,786)         (19,999)
                         ===========      ===========      ===========      ===========

Net loss per share -
basic and diluted        $     (0.00)     $     (0.01)     $     (0.00)     $     (0.00)
                         ===========      ===========      ===========      ===========

Weighted average
shares outstanding -
basic and diluted        $ 8,000,000      $ 6,400,000      $ 8,000,000      $ 7,000,000
                         ===========      ===========      ===========      ===========

See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                             CONDENSED STATEMENT OF
                               STOCKHOLDERS'EQUITY
                                    Unaudited

                              Common Stock, $.001 par
                              -----------------------
                                                          Additional                     Total
                                                           Paid-In     Accumulated   Shareholders'
                               Shares        Amount        Capital       Deficit         Equity
                              ---------     ---------     ----------   -----------   -------------
Balance June 30, 2001         6,000,000     $   6,000     $ 292,200     $(275,900)     $  22,300

Value of services
provided by executive for
office space and
management                           --            --        13,500            --         13,500

Sale of common shares         2,000,000         2,000        58,000            --         60,000

Net loss                             --            --            --       (37,975)       (37,975)
                              ---------     ---------     ---------     ---------      ---------

Balance March 31, 2002        8,000,000     $   8,000     $ 363,700     $(313,875)     $  57,825

Value of services
provided by executive for
office space and
management                           --            --         4,500            --          4,500

Net loss                             --            --            --       (38,474)       (38,474)
                              ---------     ---------     ---------     ---------      ---------

Balance June 30, 2002         8,000,000         8,000       368,200      (352,349)        23,851

Value of services
provided by executive for
office space and
management                           --            --        13,500            --         13,500

Net loss                             --            --            --       (11,376)       (11,376)
                              ---------     ---------     ---------     ---------      ---------

Balance March 31, 2003        8,000,000     $   8,000     $ 381,700     $(363,725)     $  25,975
                              =========     =========     =========     =========      =========

See accompanying Notes to Condensed Financial Statements.

                              AMICI VENTURES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                               2003          2002
                                                             --------      --------
Cash provided by (used in):
     Operating activities -
     Net cash provided by (used in) operating activities     $ (1,780)     $ (7,153)
                                                             --------      --------

     Financing activities -
        Advances from related parties                        $     --      $ 17,000
        Repayment to related parties                         $     --      $(10,000)
        Sale of common shares                                $     --      $ 60,000
                                                             --------      --------
     Net cash provided by financing activities               $     --      $ 67,000

     Increase (decrease) in cash, net                        $ (1,780)     $ 59,847

     Cash, beginning of period                               $  4,402      $    322
                                                             --------      --------

     Cash, end of period                                     $  2,622      $ 60,169
                                                             ========      ========

See accompanying Notes to Condensed Financial Statements.

During the nine months ended March 31, 2003 and three months ended March 31, 2003, the Registrant utilized free services of its then President and his residence. The accompanying financial statements include expenses of $9,000 and $3,000 respectively, associated with those services in each of the periods presented.

                              AMICI VENTURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Registrant's condensed financial statements for the three months and nine months ended March 31, 2003, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the Year ended June 30, 2002, supplemented by Notes 1 through 3 provided herein.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of the Registrant's operations for the interim periods, and its financial condition at March 31, 2003. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Registrant's audited financial statements for the year ended June 30, 2002.

2. Motion Picture Rights. The Registrant's investment consisted of the broadband distribution rights to a library of approximately 160 feature films which it intended to license to providers of on-demand video programming via the internet. The motion picture rights the Registrant had acquired have produced income in other broadcast media environments in the past. Management believed the electronic rights possessed by the Registrant are similar to the video rights value of the library of motion pictures. These motion pictures have generated substantial sums of revenue from videocassettes and DVDs sales to its owner. Management believed the video on-demand segment can yield more than the net book value of these rights based on their past performance in other broadcast media entertainment markets. During the period covered by this report, the Management identified several other prospective video on-demand theatre partners to broadcast its library of films.

3. Related Party Transactions. The Registrant maintains its office facility rent-free within the residence of its executive. Included in the accompanying financial statements are charges of $1,500 per month, $500 relating to office facilities and $1,000 to management services which will not be paid and accordingly have been credited to additional paid-in-capital.

At March 31, 2003 and June 30, 2002, the Registrant was indebted to entities owned by the Registrant's then president and certain shareholders in the amount of $7,500. These obligations bear interest at 8% and mature July 10, 2004. The Registrant's president has committed to provide the Registrant with additional funds up to a maximum of $30,000 through July, 2004.

4. Subsequent Events.

(a) Control of the Company: Mr. Anthony Russo the then President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of the Company's common stock pursuant to an agreement dated October 8, 2004. These shares represented approximately 47% of the Company's issued and outstanding shares to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to the Company's Board of Directors, Mr. Russo resigned his position as an officer and director of the Company. Ms. Victoria Maxwell and Messrs. James Cardwell and Mitchell Maxwell were appointed to act as directors of the Company.

(b). Change in Business Plan and Operations: As a result in the change in control of the Company's controlling ownership and Board of Directors, resumed its original business plan and strategy to operate a film and theatrical development and production business and also abandoned our AM Films Division in October 2004.

(c). Agreements between Related Parties: In October 2003, the Company entered into to an agreement with Sibling Entertainment, Inc. ("SEI"), a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from the Company agreed to: (1) permit the Company to use of SEI's offices and related use of phone, fax machines, computers and other office equipment, and (2) SEI would assign its management and consulting agreement with the Denver Civic Theatre, Inc. ("DCT"), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with the Company on July 1, 2004.

The Company also entered into a separate agreement with Sibling Pictures, Inc. ("SPI") to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC ("SPFLLC"). SPI is a New York corporation wholly owned by SEI. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware a limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,666 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements.

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six month periods ending June 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Amici Ventures, Inc. ("the Company").

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

A.    Overview

The Company was organized in 1995. In 1997 we, acquired Maxwell Entertainment, Inc. ("MEI") from Mitchell Maxwell and Victoria Maxwell. Along with MEI, we were originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects.

The Company's strategy, was to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by the Company, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of the Company's officers and directors during their careers. The origination, management and administrative fees the Company charged each project, together with payment of royalties and distributions of profits from retained interests, was intended to be the primary source of its revenues.

Contemporaneously with the acquisition of MEI, the Company began the exploration of the Internet as a method of distribution of feature films. As the Company increased its commitment to the direct Internet distribution of films it began to reduce its interests in and pursuit of the development and production of plays, musicals and films.

In November 1999, the Company formed its AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC ("Dream"). We intended to commercialize the Dream film library over the Internet. Under our agreement with Dream, we were granted an exclusive right and license to prepare, distribute and transmit approximately 150 motion pictures on the Internet. The Agreement with Dream expired in October 2003.

This decision and refocus of the Company's operational plans led to Mitchell Maxwell and Victoria Maxwell to resign their respective positions with the Company. Shortly thereafter, the Company completely discontinued its film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

In May 2000, we executed our first agreement for the video on-demand exploitation of our motion pictures with Very Independent Films. The concept of "video on-demand" involves the delivery of motion pictures electronically in a digital format. An internet user has the ability to select a motion picture from a menu of offerings listed on a web site and the motion picture is then transmitted on his/her computer screen. Under our agreement, we granted Very Independent Films a sub-license to broadcast the motion pictures in our library over their website in return for a percentage of the revenues they collect from their customers for the transmissions. Our agreement with Very Independent Films was non-exclusive. Accordingly, since Very Independent Films was not able to develop the technology necessary to broadcast motion pictures over the internet in a commercially viable manner, the Company acquiesced in the termination of the agreement with Very Independent Films as well as the license agreement with Dream in October 2003.

After attempting, unsuccessfully, to establish relationships with sufficient distributors to successfully deliver our films through direct online methods, and failing to secure necessary financing to sustain and advance the marketing and technology of this emerging market, the Company sought to refocus its business direction to other areas of the entertainment industry not burdened by increasing technological and legal barriers.

This realization supported our move away from the Internet video-on-demand business. This ultimately led, in October of 2003, to a change in our management and control and a return to the former core operational plan of the Company including the return of Mitchell Maxwell and Victoria Maxwell as officers and directors of the Company.

B.    Current Operations

Immediately following the change in management and control, the Company initiated measures to pursue:

      o the purchase and exploitation of literary rights for the production of both film and live-stage properties;

      o     the development of an independent film production business;

      o     the development of a live-stage theatrical production business;

      o the management consulting agreements with regional not-for-profit and professional theatres companies;

      o the consulting agreements with independent theatrical and/or film production companies;

      o     the acquisition of, or management of theatrical real estate,

      o the alliances with companies that currently possess rights or agreements desired by the Company,

The Company's plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the nature synergies that exist between each industry and their components It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when the Company does have its own theatrical production to present in its own theaters, it will be able to rent its venues creating a source of sustaining income.

As both a theatre owner and the presenter of original works, the long-term income derived from the licensing of literary rights will benefit the Company from two sources. Many literary works developed for the stage may also have potential as a feature film and access and acquisition cost barriers are reduced with a common producer of both film and theatre are united. As the Company develops a management company for both real estate and theatrical productions, the Company will be able to secure additional revenue sources common to the industry. Another natural synergy of the theatrical and movie industry includes music publishing originated or released in association with a musical or a movie. As the Company develops, it will continue to seek partners and potential companies for acquisition within the recording and music publishing industry.

The Company has entered into Agreements with Sibling Entertainment, Inc. in October 2003 (See Common Control and Potential Conflicts of Interest). Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. All three individuals have owned and operated in the same positions and capacity, Sibling Entertainment, Inc. ("Sibling"), a similar company engaged the production of theatrical and film properties as well as real estate management.

We believe that the expertise of these principals provides a key advantage for the Company to achieve its business plan and operations with officers currently active in similar interests. As a result, the Company and Sibling agreed to share offices. In addition, the Company was awarded a contract and agreed to provide consulting services to Sibling Pictures, Inc (a wholly owned subsidiary of Sibling) to assist it in the development of its film production business. To reduce the Company's costs of its Executive and Management staff and related overheads, Sibling agreed to provide such services as deemed necessary by the Company for a fee at arm's length for similar services that would be provided in the industry. To develop its theatrical consulting and management division, the Company acquired from Sibling a management agreement consulting the New Denver Civic Theatre which has since been renewed directly by the Company.

Currently, the earnings of the Company for services provided to Sibling and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to Sibling provide the Company with the ability to operate and profit and pursue an expansion of its operations.

C.    Industry Analysis

The Company's entertainment business plan encompasses several different specific industries unique within their own disciplines including its primary production commercial "for-profit" of live-theatre for Broadway, plus other regional productions in professional theatres, the production of independent feature films, the management and ownership of live-stage theatrical real estate venues and the consulting of "not-for-profit" and professional theatres.

The following is a brief overview of the different industry venues in which we intend to operate or have commenced operations.

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off-Broadway) and London's West Side. Over the several decades, the theater business in North America has grown rapidly in markets outside New York City ("touring markets") as well as numerous independent professional theatres for the production of smaller "sit-down" productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that "Broadway" productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

New York Theatrical Industry

The Management believes that it will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of the principal officers prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a "single purpose" limited partnership or limited liability corporation. As a producer, the Company would normally act as a general partner or managing member and seek to receive its share of income and monies from several key areas customary to the theatrical industry including:

      o Producer fees -- budgeted fees paid in the development, management and production a play or musical, or other live-stage event. Such fees are commensurate with the size of the budget.

      o Office fees -- weekly fees paid to contribute and support the costs of a producer's office and overheads.

      o Royalties -- a percentage of the adjusted gross box office receipts paid weekly from the weekly operating budget.

      o Net Profits -- a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. Profits for an original production may include participation from other sources outside of New York derived from subsidiary rights, licensing fees, media rights and other publishing rights attached to company formed to present the original production.

      o Other Fees -- other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new play or musical.

New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourism increases have promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continues to increase, all of these influences, changes and product development taking place including the ongoing changes in Times Square, the participation of the business giants and the promotion of all of live entertainment can only affect us positively.

The primary real estate owners of Broadway theatres is possessed by three owners, the Shubert Foundation managed by the Shubert Organization, Inc., the Nedelander Producing Company of America, Inc. and Jujamcyn Theatres. The theatrical industry in New York is extends beyond Broadway also supported by an ever growing number of Off-Broadway theatre and theatrical companies providing opportunities for both the development of new works as well as a source of revenue for production companies. Most off-Broadway theatres are independently owned by single theatre owners, not-for-profit companies and a growing number of companies owning more than one theatre including Dodger Stage Holding Theatricals, Inc. The number of operating theatres has grown from less than 10 in 1985 to over 80 significant off-Broadway theatres and performance spaces in 2004. The number of not-for-profit theatre companies renting space and producing shows in addition to commercial producers has increased to over 400 companies.

Regional Professional and "not-for-profit" Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and "not-for-profit" theatres through the United States will play a strategic roll in the growth of the Company. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that the Company can derive participation as a producer similar to the fees and income derived as a Broadway or Off-Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without the Company's ability to successfully test early versions of new works in regional theatres.

Information derived from publicly available sources, in 2002 indicate that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies growing to 1,200 companies today. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for a majority of the tickets sold in a season. A substantial component of the total tickets sold are purchased by groups theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

Theater Management

Within the theatrical management industry, both the real estate of theatres and the productions are managed. Due to the complexities of Broadway and Off-Broadway productions, almost all productions have contracts with management companies to assist producers in the day-to-day affairs. Some production companies have both a production division and a general management division to provide the distinct responsibilities assigned to each area of their profession. A portion of the income derived by general management fees is paid as a part of the capitalization of a project and additional fees paid weekly through the run of a show.

In addition, ownership of theatres imposes demands of its owners between staffing, their management and the selection of shows that will be allowed to perform within its space(s). In addition, authors and composers seeking to develop their works frequently consult both producers and general managers to assist them in the process of producing or coordinating the process of development to the ultimate commercial production on Broadway. Many not-for-profit theatre and other professional theatres have outside consultants to assist in the management of the theatres as well as planning and seeking literary properties and enhancement financing to allowing regional theatres to participate in the development of a Broadway bound production. It is the Company belief that both current contracts to consult theatres and attempts to secure additional contracts will be achieved.

Film

Our Management believes that it will acquire and develop feature films as an independent producer. Almost all film productions are financed and capitalized in private and/or public offerings for a "single purpose" limited partnership or limited liability corporation. As a producer, the Company would normally act as a general partner or managing member and seek to receive its share of income from several key areas customary to the film industry including:

      o Producer fees -- budgeted fees paid in the development, management and production a movie. Such fees are commensurate with the size of the budget.

      o Office fees -- fees paid to contribute and support the costs of a producer's office and overheads during the production of a movie.

      o Royalties -- a percentage paid from a movies box office grosses after all print and advertising fees and other deferred fees are paid. In many cases, these amounts are not paid due to a complete buyout by distributors.

      o Net Profits -- a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. After a film is completed, a producer will attempt to sell the film to a distributor in excess of the cost of the film. A producer will receive a percentage of this excess as profits. In addition, the purchasing distributor may also provide additional profits from its own earnings increasing the earnings potential of a producer.

      o Other Fees -- other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new movie.

The business of the motion picture industry in the United States may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, or the so-called "Majors" or "Major Studios," have dominated the motion picture industry by both producing and distributing in the United States a majority of those theatrical motion pictures which generate significant box office receipts. Over the past decade, however, "Independents" - smaller film production and distribution companies - have played an increasingly significant role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "Independent" distributors of motion pictures. These "Independent" divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

The Independents typically do not own production studios or employ as large a development or production staff as the Majors. Further, the "Independents" typically produce fewer motion pictures at substantially lower average production costs than the Majors.

D.    Risk Factors

      Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

      1. We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. Our accumulated deficit was $363,725 at June 30, 2003. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

      2. Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. The Company depends, and expects to continue to depend, on the services Mitchell Maxwell, Victoria Maxwell and James Cardwell, the Company's directors and principal executives. Virtually all of the significant decisions concerning the conduct of the business of the Company, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on the business of the Company. Presently, the Company does not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell

      3. Control of Company. Our six largest shareholders own 5,152,328 shares, approximately 64.4% of our existing issued and outstanding stock. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

      4. Dependence on a Limited Number of Changing Projects. It is anticipated that, initially, the Company will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of its revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to the Company and to audience response to its entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on the Company's results of operations in that period.

      5. Development of New Programs. The Company's results of operations will largely depend on its having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including the reputation and credibility of the Company in the creative community, the relationships the Company has in the entertainment industry and the Company's financial and other resources. There can be no assurance that the Company will have adequate access to sources of programs or that its efforts in developing or acquiring new programs will be successful. If the Company is unable to successfully market new programs where it has funded development costs, it will be subject to realizing a loss on such projects.

      6. Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. The Company competes with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of the Company's principal competitors have greater financial, distribution, technical and creative resources and are better established than the Company. The Company also competes for interest and acceptance of its entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which the Company has little if any control.

      7. No Dividends. The Company has never paid any cash dividends on its Common Stock and has no present intention of paying any cash dividends. The Company intends to retain any earnings in the foreseeable future to finance the growth and development of the Company's business.

      8. Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If the Company were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision by the Company in the future to issue additional shares will be made by the Company's Board of Directors in the exercise of its business judgment and shareholders of the

            Company at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, the Company may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

      9. Nature of the Business. The primary business of the Company is the production and sub-licensing of the rights it presently owns or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

      10. No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

      11. Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual's fiduciary obligations to us and vice versa.

            Directors and officers must exercise their judgment to resolve all conflicts of interest in a manner consistent with their fiduciary duties to us. In the event that a conflict of interest arises at a meeting of the directors, a director who has such a conflict will abstain from voting for or against approval of such situation and/or terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which any directors, or management, may have a conflict. We are not aware of the existence of any conflict of interest as described herein. To date we have not been able to attract independent directors to serve on our board.

      12. We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. Our accumulated deficit was $363,725 at June 30, 2003. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

      13. We face substantial capital requirements and financial risks. Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and live theatre productions require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from other sources.

      14. Requirement for Additional Capital. The Company's business plan is completely dependent upon its ability to obtain the required financing. There can be no assurance that we will be successful in accessing sufficient external capital. Without the capital to acquire and promote a new business activity that generates profitability and investor interest, the Company's future prospects may be adversely affected.

      15. Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

      16. Failure to manage future growth may adversely affect our business. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and live theatre productions and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

      17. We are subject to risks associated with acquisitions and joint ventures. We intend to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business.

            Although from time to time we actively engage in discussions and activities with respect to possible acquisitions and investments, we have no present agreements or understandings to enter into any such material transaction. Any indebtedness incurred or assumed in any such transaction may or may not increase our leverage relative to our earnings before interest, provisions for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discounted operation, or EBIDTA, or relative to our equity capitalization, and any equity issued may or may not be at prices dilutive to our then existing shareholders. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could also result in:

            o     impairment of goodwill and other intangibles;

            o     development write-offs; and

            o     other acquisition-related expenses.

            Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

      18. Protecting and defending against intellectual property claims may have a material adverse effect on our business. Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

            Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations or financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations or financial condition.

E.    Operating Results for the Nine Month Periods Ended March 31, 2003 and
      2002:

Revenues - The Registrant has not yet begun to generate revenues from its film distribution business. As of March 31, 2003, it was anticipated that revenues from the AM Films division would commence by the end of 2003. After March 31, 2003, the AM Films division was abandoned without generating revenues from its film distribution business.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2003 were $10,926 compared to $37,015 during the nine months ended March 31, 2002 representing a decrease of $26,089 or 70%. This decrease was primarily attributable to the provision for legal and accounting expenses during the nine months ended March 31, 2003 associated with Registrant preparing to offer and sell 2,000,000 common shares during its fiscal year ended June 30, 2002.

Interest - Interest expense is directly related to the level of working capital advanced to the Registrant between the nine months ended March 31, 2003 and 2002.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2003 of $11,376 compared to $37,975 for the nine months ended March 31, 2002 is consistent with the increased professional fees and expenses associated with the Registrant's offering that was being prepared during the nine months ended March 31, 2002. Net loss divided by the weighted average number of common shares outstanding during each period results in a loss per share of $0.00 and $0.01 in nine months ended March 31, 2003 and 2002, respectively.

Operating Results for the Quarters Ended March 31, 2003 and 2002:

Revenues - The Registrant has not yet begun to generate revenues from its film distribution business. As of March 31, 2003, it was anticipated that revenues from the AM Films division would commence by the end of 2003. After March 31, 2003, the AM Films division was abandoned without generating revenues from its film distribution business.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2003 were $4,636 compared to $19,649 during the three months ended March 31, 2002 representing a decrease of $15,013 or 76%. This decrease was primarily attributable to the provision for legal and accounting expenses during the three months ended March 31, 2002 associated with the Registrant preparing to offer and sell 2,000,000 common shares during its fiscal year ended June 30, 2002. These expenses did not reoccur during the three months ended March 31, 2003.

Interest - Interest expense is directly related to the level of working capital advanced to the Registrant between the three months ended March 31, 2003 and 2002.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended March 31, 2003 of $4,786 compared to $19,999 for the three months ended March 31, 2002 is consistent with the increased professional fees and expenses associated with the Registrant's offering that was being prepared during the three months ended March 31, 2002. Net loss divided by the weighted average number of common shares outstanding during each period result in a loss per share of $0.00 and $0.00 in the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources:

At March 31, 2003 the Registrant had $2,622 in cash, and $22,500 still available under the $30,000 financing commitment made to it by its President, which expired on July 10, 2004.

The Registrant acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believed that it could add materially to such rights on similar terms. The Registrant had also identified several providers of independent films on-demand via their internet websites, and on March 31, 2003, believed it could sub-license the broadband distribution rights to its films to such providers on favorable terms.

As the Registrant's principal medium for growth was its common stock as of March 31, 2003, it had delayed its acquisition of rights to additional titles and the licensing of its existing rights to video on-demand providers, until a trading market in its common stock could be established. In this connection, the Registrant's cash requirements were limited to the costs of identifying and negotiating additional film rights and identifying, and supporting the companies to which its rights would be sub-licensed. After March 31, 2003, the AM Film division was abandoned without generating revenues from its film distribution business.

Since the quarter ended March 31, 2004, we have increased our finances through entering into revenue-producing agreements bulleted in the "Overview" section above, with Sibling Entertainment, Inc. and the Denver Civic Theater. Additionally, although no securities were reported for the quarter ended March 31, 2003, we have issued debentures to various third parties.

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

B. Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - During the period covered by this report, we did not offer or sell any unregistered securities. Subsequently, in July and August of 2004, we issued and sold an aggregate of $110,000 principal amount of convertible debentures (convertible into 440,000 shares of common stock to six (6) persons, all of whom represented to us that they were accredited investors. We believe that the offer and sale of the Debentures were exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4 (2) thereof and Regulation D promulgated thereafter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

A. Control of the Company:

      As previously filed and reported on Form 8-K dated October 28, 2003, the Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of the Company's common stock pursuant to an agreement dated October 8, 2004. These shares represented approximately 47% of the Company's issued and outstanding shares to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to the Company's Board of Directors, Mr. Russo resigned his position as an officer and director of the Company. Ms. Victoria Maxwell and Messrs. James Cardwell and Mitchell Maxwell were appointed to act as directors of the Company.

B. Change in Business Plan and Operations:

As a result in the change in control of the Company's controlling ownership and Board of Directors, resumed its original business plan and strategy to operate a film and theatrical development and production business and also abandoned our AM Films Division. At the time of filing, the Company has been active and continues to pursue these activities including the management and/or ownership of theatrical real estate properties.

C. Agreements between Related Parties

In October 2003, the Company entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from the Company agreed to: (1) permit the Company to use of SEI's offices and related use of phone, fax machines, computers and other office equipment, and (2) SEI would assign its management and consulting agreement with the Denver Civic Theatre, Inc. ("DCT"), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with the Company on July 1, 2004.

The Company also entered into a separate agreement with SPI to consult in the development and production of independent films owned by SPFLLC. SPI is a New York corporation wholly owned by SEI. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware a limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,666 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated into with parties at arm's length.

The Company continues to pursue the purchase and exploitation of literary rights for the production of both film and stage properties; management consulting agreements with theatrical production companies and film production companies, consulting agreements for the management of theatrical real estate. The Company will seek both direct arrangements with authors, production companies, theatres as well as the formation of new companies to finance, produce productions for stage and film, and may also seek the direct acquisition of companies that currently possess rights or agreements desired by the Company.

D. Conflicts of Interest

The Company's officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of both theatrical production and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including Sibling Entertainment, Inc. where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit
Number                    Description
------                    -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMICI VENTURES, INC.
                                        (Registrant)


Date: October 19, 2004                  /s/ Mitchell Maxwell
                                        Mitchell Maxwell, President/Chief
                                        Executive Officer


Date: October 19, 2004                  /s/ James S. Cardwell
                                        James S. Cardwell, Chief Financial
                                        Officer