Form 10KSB
period 2003-06-30
AMICI VENTURES INC
filed 2004-11-22
CIK 1057222

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10K-SB

(Mark One)
|X|	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2003.
OR
|_|	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transaction Period from ____________ to ____________.

Commission File Number: 333-60958 AMICI VENTURES, INC.
(Name of Small Business Issuer in its Charter)

New York	13-3963541
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

511 West 25th Street, Suite 503 New York, NY 10001

(Address of principal office including Zip Code)

(212) 414-9600

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $438,179 as of the time of this filing based on the Company’s offering price of its common shares of $0.25 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes: |_| No: |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,000 shares of common stock were outstanding as of October 1, 2004.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

A.   Business

We were organized in September 1995. In 1997, we acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell and Victoria Maxwell. Along with MEI, we were originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects.

Our strategy was to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of our officers and directors during their careers. The origination, management and administrative fees that we charged each project, together with payment of royalties and distributions of profits from retained interests, was the primary source of our revenues.

Contemporaneously with the acquisition of MEI, we began to explore the use of the Internet as a method of distribution of feature films. As we increased its commitment to the direct Internet distribution of films it began to reduce its interests in and pursuit of the development and production of plays, musicals and films.

In November 1999, we formed its AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC (“Dream”). We intended to commercialize the Dream film library over the Internet. Under our agreement with Dream, we were granted an exclusive right and license to prepare, distribute and transmit approximately 150 motion pictures on the Internet. The Agreement with Dream expired in October 2003.

This decision and refocus of our operational plans led to Mitchell Maxwell and Victoria Maxwell’s departure. Shortly thereafter, we discontinued its film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

We are not presently, nor have we been subject to any bankruptcy, receivership or similar proceedings.

In May 2000, we executed our first agreement for the video on-demand exploitation of our motion pictures with Very Independent Films. The concept of “video on-demand” involves the delivery of motion pictures electronically in a digital format. An internet user has the ability to select a motion picture from a menu of offerings listed on a web site and the motion picture is then transmitted on his/her computer screen. Under our agreement, we granted Very Independent Films a sub-license to broadcast the motion pictures in our library over their website in return for a percentage of the revenues they collect from their customers for the transmissions. Our agreement with Very Independent Films was non-exclusive. Accordingly, since Very Independent Films was not able to develop the technology necessary to broadcast motion pictures over the internet in a commercially viable manner, the Company acquiesced in the termination of the agreement with Very Independent Films as well as the license agreement with Dream in October 2003.

After attempting, unsuccessfully, to establish relationships with sufficient distributors to successfully deliver our films through direct online methods, and failing to secure necessary financing to sustain and advance the marketing and technology of this emerging market, we sought to refocus its business direction to other areas of the entertainment industry not burdened by increasing technological and legal barriers.

This realization supported our move away from the Internet video-on-demand business. This ultimately led, in October of 2003, to a change in our management and control and a return to our former core operational plan, including the return of Mitchell Maxwell and Victoria Maxwell as officers and directors.

B.   Current Operations

Immediately following the change in management and control, we took steps and sought the following steps to pursue:

•	the purchase and exploitation of literary rights for the production of both film and live-stage properties;

•	the development of an independent film production business;

•	the development of a live-stage theatrical production business;

•	the management consulting agreements with regional not-for-profit and professional theatres companies;

•	the consulting agreements with independent theatrical and/or film production companies;

•	the acquisition of, or management of theatrical real estate,

•	the alliances with companies that currently possess rights or agreements desired by us,

We plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the nature synergies that exist between each industry and their components It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have its own production to present in its own theaters, it will be able to rent its venues creating a source of sustaining income.

As both a theatre owner and the presenter of original works, the long-term income derived from the licensing of literary rights will benefit us in two ways. Many literary works developed for the stage may also have potential as a feature film and access and acquisition cost barriers are reduced with a common producer of both film and theatre are united. As we develop a management company for both real estate and theatrical productions, we will be able to secure additional revenue sources common to the industry. Another natural synergy of the theatrical and movie industry includes music publishing originated or released in association with a musical or a movie. As we develop, it will continue to seek partners and potential companies for acquisition within the recording and music publishing industry.

The Company has entered into Agreements with Sibling Entertainment, Inc. in October 2003 (See “Common Control and Potential Conflicts of Interest”). Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. All three individuals have owned and operated in the same positions and capacity, Sibling Entertainment, Inc. (“Sibling”), a similar company engaged the production of theatrical and film properties as well as real estate management.

We believe that the expertise of these principals provides a key advantage for us to achieve our business plan and operations with officers currently active in similar interests. As a result, we and Sibling agreed to share offices. In addition, we were awarded a contract and agreed to provide consulting services to Sibling Pictures, Inc (a wholly owned subsidiary of Sibling) to assist it in the development of its film production business. To reduce our costs of its Executive and Management staff and related overheads, Sibling agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop its theatrical consulting and management division, we acquired from Sibling a management agreement consulting the New Denver Civic Theatre which has since been renewed directly by the Company.

Currently, the earnings for services provided to Sibling and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to Sibling provide us with the ability to operate and profit and pursue an expansion of its operations.

C.   Industry Analysis

Our entertainment business plan encompasses several different specific industries unique within their own disciplines including its primary production commercial “for-profit” of live-theatre for Broadway, plus other regional productions in professional theatres, the production of independent feature films, the management and ownership of live-stage theatrical real estate venues and the consulting of “not-for-profit” and professional theatres.

The following is a brief overview of the different industry venues in which we intend to operate or have commenced operations.

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off-Broadway) and London’s West Side. Over the several decades, the theater business in North America has grown rapidly in markets outside New York City (“touring markets”) as well as numerous independent professional theatres for the production of smaller “sit-down” productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

New York Theatrical Industry

The Management believes that it will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of the principal officers prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, the Company would normally act as a general partner or managing member and seek to receive its share of income and monies from several key areas customary to the theatrical industry including:

•	Producer fees — budgeted fees paid in the development, management and production a play or musical, or other live-stage event. Such fees are commensurate with the size of the budget.

•	Office fees — weekly fees paid to contribute and support the costs of a producer’s office and overheads.

•	Royalties — a percentage of the adjusted gross box office receipts paid weekly from the weekly operating budget.

•	Net Profits — a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. Profits for an original production may include participation from other sources outside of New York derived from subsidiary rights, licensing fees, media rights and other publishing rights attached to company formed to present the original production.

•	Other Fees — other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new play or musical.

New theatres and the “rebirth” of the Time Square area of New York City as well as the subsequent tourism increases have promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continues to increase, all of these influences, changes and product development taking place including the ongoing changes in Times Square, the participation of the business giants and the promotion of all of live entertainment can only affect us positively.

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
6

Regional Professional and “not-for-profit” Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and “not-for-profit” theatres through the United States will play a strategic roll in our growth. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that we can derive participation as a producer similar to the fees and income derived as a Broadway or Off-Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without our ability to successfully test early versions of new works in regional theatres.

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

In addition, the real estate of theatres has specific demands of its owners between staffing, their management and the selection of shows that will be allowed to perform within its space(s). In addition, authors and composers seeking to develop their works frequently consult both producers and general managers to assist them in the process of producing or coordinating the process of development to the ultimate commercial production on Broadway. Many not-for-profit theatre and other professional theatres have outside consultants to assist in the management of the theatres as well as planning and seeking literary properties and enhancement financing to allowing regional theatres to participate in the development of a Broadway bound production. It is our belief that both current contracts to consult theatres and attempts to secure additional contracts will be achieved.

Film

Our Management believes that it will acquire and develop feature films as an independent producer. Almost all film productions are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive its share of income and monies from several key areas customary to the film industry including:

•	Producer fees — budgeted fees paid in the development, management and production a movie. Such fees are commensurate with the size of the budget.

•	Office fees — fees paid to contribute and support the costs of a producer’s office and overheads during the production of a movie.

•	Royalties — a percentage paid from a movie’s box office grosses after all print and advertising fees and other deferred fees are paid. In many cases, these amounts are not paid due to a complete buyout by distributors.

•	Net Profits — a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. After a film is completed, a producer will attempt to sell the film to a distributor in excess of the cost of the film. A producer will receive a percentage of this excess as profits. In addition, the purchasing distributor may also provide additional profits from its own earnings increasing the earnings potential of a producer.

•	Other Fees — other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new movie.

The business of the motion picture industry in the United States may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, or the so-called “Majors” or “Major Studios,” have dominated the motion picture industry by both producing and distributing in the United States a majority of those theatrical motion pictures which generate significant box office receipts. Over the past decade, however, “Independents” - smaller film production and distribution companies - have played an increasingly significant role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as “Independent” distributors of motion pictures. These “Independent” divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

The Independents typically do not own production studios or employ as large a development or production staff as the Majors. Further, the “Independents” typically produce fewer motion pictures at substantially lower average production costs than the Majors.

Our Competitive Business Conditions

Our business is highly competitive. As mentioned above, our largest competitors are heavily financed and include theater owner groups such as the Shubert and Nederlander theaters and the “Major Studios”. Our competitive position in the theatrical real estate, live-stage theater and film industries shies away from the largest competitors. Our position working within mid-range sized theater venues and with independent films provides the most strategic and beneficial advantages to us provided our operations and business plan as detailed above. We are able to maintain a competitive position based upon the industry contacts our company maintains, the high level of quality we perform our research and development for new works, and upon the talent our company can recruit in working towards producing a quality final product.

Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide and products we produce.

We believe that our officers, Mitchell Maxwell and Victoria Maxwell, have built a highly regarded reputation for quality products and services, and a comprehensive knowledge of the film and theatre businesses. Their expertise enables them to offer opinions as to what is appropriate for each project the company works with or client the company provides services for. This enables them to sell the appropriate shows, plan into future periods and consult with knowledgeable film and theatre people.

Our Suppliers

As we are in the business of theater management, theatrical consulting, and the production of live-stage theater and independent films, we gather solicited scripts from playwrights and screenwrighters and seek out theaters and theatrical productions which might make use of our management and consulting services. For those business divisions where we create a final product (a film or theatrical production) for consumers, the only supplier would be those individuals or third parties that write the scripts we would purchase or option. Our business does not rely on suppliers to deliver raw materials or a finished product.

Our Customers

We currently derive our revenue from two sources, but we are not barred from accepting or expanding its sources of income, and plan to expand further into the areas bulleted in our “current operations” section above. We are not dependent upon one or a few major customers. The entertainment industry provides revenue sources that include ticket sales for theatrical productions produced and income derived from interests in productions, consulting fees from theaters, management fees from theaters, financing and management fees from investors and/or investment funds set up to fund our productions, and from film distributors who would purchase the film from us in its finished form. The theatrical industry of Broadway limits our ability to secure a theater from one of only three major theater owners. Within the film industry the sources and outlets for sales is not limited to one of a few buyers.

Regulatory Issues

As of June 30, 2003 all of the titles we have licensed to date have been rated by the Motion Picture Association of America (“MPAA”). At the time of this filing, no further regulation, either industry or government sponsored is applicable to our business plan.

Research and Development

Our research and development efforts are centered in identifying and acquiring rights to quality live-stage theatrical and film content. Other than the costs associated with our search for new scripts, our development costs are limited to option fees for the right to produce a play, musical or feature film. Our development costs associated with a new work are recouped at the time a project is finances for either a “development” production or “full production”, except for those projects abandoned in the development process.

Sources of projects:

Within the entertainment industry, there is no shortage of sources being presented to the Company. Our responsibility is to select a script that in the opinion of the Company’s management is quality and contains and potential for critical and financial success and that would be owned by the Company.

Employees

As stated above, in October of 2003 we underwent a change in management and control. Subsequent to this change in control, Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. Also, as previously mentioned, we entered into contracts with Sibling whereby Sibling is to provide management, in the form of labor, to us to assist with accounting and management.

D. Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. Our accumulated deficit was $367,880 at June 30, 2003. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.	Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell

3.	Control of Company. Our six largest shareholders own 5,752,084 shares, approximately 71.9% of our existing issued and outstanding stock. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.
10

7.	No Dividends. We have never paid any cash dividends on our Common Stock and has no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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

12.	We face substantial capital requirements and financial risks. Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and live theatre productions require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from other sources.

13.	Requirement for Additional Capital. Our business plan is completely dependent upon our ability to obtain the required financing. There can be no assurance that we will be successful in accessing sufficient external capital. Without the capital to acquire and promote a new business activity that generates profitability and investor interest, our future prospects may be adversely affected.
11

14.	Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

15.	Failure to manage future growth may adversely affect our business. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and live theatre productions and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

16.	We are subject to risks associated with acquisitions and joint ventures. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. Given that discussions or activities relating to possible acquisitions range from private negotiations to participation in open bid processes, the timing of any such acquisition is uncertain. Although from time to time we actively engage in discussions and activities with respect to possible acquisitions and investments, we have no present agreements or understandings to enter into any such material transaction. Any indebtedness incurred or assumed in any such transaction may or may not increase our leverage relative to our earnings before interest, provisions for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discounted operation, or EBIDTA, or relative to our equity capitalization, and any equity issued may or may not be at prices dilutive to our then existing shareholders. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Future acquisitions by us could also result in:

• impairment of goodwill and other intangibles;

• development write-offs; and

• other acquisition-related expenses.

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
12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains statements that plan for or anticipate the future, called “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those terms and other comparable terminology.

These forward-looking statements include statements about:

•	our market opportunity;

•	our strategies;

•	competition;

•	expected activities and expenditures as we pursue our business plan; and

•	the adequacy of our available cash resources.

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

The accompanying information contained in this prospectus, including the information discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement appearing above.

ITEM 2.         DESCRIPTION OF PROPERTY

(a.)	We currently occupy space at 511 W. 25th St, NY, NY 10001. This space is shared with Sibling, who is the leasee of the space, and the Company pays Sibling $525 per month towards an agreement with Sibling for its share of the office rent. We expect to continue to have no difficulty in securing and renting the current space.

(b.)	Investment in:

•	Theater plays and musicals…

•	Film scripts and options that can be produced from $1-3 million

•	Real estate (300-600 seat venues)

•	Other – music publishing, theatrical management, etc.

ITEM 3.         LEGAL PROCEEDINGS

We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2003.

13

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our stock. At June 30, 2003, we had and continue to have 8,000,000 shares issued and outstanding, and at the time of this filing have 376 registered holders of our outstanding common stock.

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

As of the time of this filing and as of June 30, 2003, (a) 1,491,420 shares and 6,000,000 shares, respectively, of our common stock were be eligible for sale in the public market subject to Rule 144(k) promulgated under the Securities Act without restriction or further registration under the Securities Act of 1933, unless purchased by or issued to any “affiliate” of ours, as that term is defined in Rule 144 promulgated under the Securities Act of 1933, described below, and (b) 2,744,500 shares and 2,000,000 shares, respectively, may be sold in accordance with Rule 144. All outstanding shares of our common stock had been or are currently “restricted securities” as such term is defined under Rule 144, in that such shares were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144, 144(k) or 701 promulgated under the Securities Act of 1933 or another exemption from registration.

As of the time of filing this report and as of June 30, 2003 we have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant facts.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under “Risk Factors” and elsewhere in this Annual Report.

Our Anticipated Sources of Revenues

Our principal sources of revenue will be from our consulting agreement with the New Denver Civic Theater and from producer fees associated with managing our film funds. We expect no difficulty in producing the funds necessary to continue business through the next 12 months.

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2003, we had a working capital deficiency of $7,080. Our former president, Anthony Russo, agreed to defer notes payable of $7,500 until July 2003 and has extended his commitment to lend us a further $22,500, as needed, until such date. As agreed upon through the change in control, all loans and other debts between us and all associated related and/or third parties, was released. We had no bank loans as at June 30, 2003.

14

Plan of Operations for the Next Twelve Months

As stated in the “current operations” section above, following the change in management and control, the Company took steps and sought to pursue the purchase and exploitation of literary rights for the production of film and theatrical properties, the development of independent film and theatrical production businesses, management consulting agreements with other theaters and companies, and the acquisition of or management of theatrical real estate.

Also as previously mentioned, we have entered into Agreements with Sibling Entertainment, Inc. in October 2003 (See “Common Control and Potential Conflicts of Interest”) and subsequently with the New Denver Civic Theatre for consulting and management services provided to those companies.

Currently, and as stated earlier, our earnings for services provided to Sibling and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to Sibling provide us with the ability to operate and profit and pursue an expansion of its operations.

For the Years Ended June 30, 2003 and 2002

RESULTS OF OPERATIONS

For the year ended June 30, 2003 we had a net loss of $15,531 compared to a net loss of $76,449 in 2002, a decrease in losses of $60,918 or 80%. This decrease can be directly attributed to the decrease in general and administrative expenses of $60,208 or 80% from $75,139 for the year ended June 30, 2002 to $14,931 for the year ended June 30, 2003. This decrease is mostly attributable to the fact that we paid $25,315 less in legal and accounting fees for the year ended June 30, 2003 than we did for the year ended June 30, 2002. We had no consulting fees in the year ended June 30, 2003 and we paid $30,315 in consulting fees in the year ended June 30, 2002.

As a result of the above, on our average shares outstanding of 8,000,000 and 6,769,246 for the years ended June 30, 2003 and 2002, respectively, we experienced net loss per share of $0.00 in fiscal 2003 compared to a net loss per share of $0.01 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We ended fiscal 2003 with a cash position of only $2,586, as compared to $4,402 at the end of fiscal 2002, however, subsequent to the October 2003 change in control we changed our business strategy and we have exited the video-on-demand business and have re-focused on the theatrical and film production and theatrical management businesses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

We anticipate a modest capital requirement for identifying and negotiating additional live-stage theater and film productions as we plan to acquire those rights in exchange for our common stock. However, we believe that this will be an effective financing method only if a trading market develops for our stock.

Our present marketing methods will continue; however, should we require significant additional financial resources for future expansion, we may seek to obtain them through public or private equity offerings. We will also need to seek additional capital to sustain our operations if we are unable to earn income. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

15

VARIABLES AND TRENDS

We have been engaged in the development and commercialization of entertainment products for over 5 years. Key variables in our industry are caused by the lack of popularity or attraction to certain productions. As of June 30, 2003, the growing medium of the Internet, particularly in the viewing of entertainment products on-demand, is considered by many industry observers as an enormous potential market. Historically, content has awaited new technology mediums for transmission and has taken advantage of that growth. There are, however, numerous, well financed companies which own substantially greater libraries of motion pictures backed by substantial promotion funds. Should these competitors enter the Internet broadband view on-demand market place, our plans may be affected materially. However, as of the October 2003 change in control variables and trends changed due to our return to the live-stage theater and film businesses.

Successful theatrical shows enjoy a longer run time (i.e. Cats ran for 18 years; Les Miserables, 16 years). In addition, currently long running productions include Phantom of the Opera which has run over 16 years; Beauty and the Beast, 9 years. Prior to September 11, 2001, more people had been going to see theatrical productions. Concerning film productions, the demand to view a diverse range of popular motion pictures is reasonably constant. However, the success of such shows does not provide any assurance that any of our productions will enjoy similar success.

Our live-stage theater-related revenue stream is affected by the influx of tourism into cities in which we are producing and/or managing productions, including New York City. The terrorist attacks on the World Trade Center on September 11, 2001 had a severe impact on the economic situation in New York City during the remainder of 2001 through 2003, especially with respect to tourism and theatre. Immediately following, several advertising campaigns undertaken as well as promotions at many of the city’s hotels and restaurants encouraged tourism and theatre attendance in New York City, which have been successful. However, there is no assurance that the levels of tourism and theatre attendance will return to levels that existed prior to September 11, 2001. Despite New York City’s current leading rank amongst tourist destinations to major U.S. Cities, unforeseen events could impact tourism without warning and negatively impact tourism and theatre at tendance would have adverse effects on our business.

New theatres as well as the subsequent tourism increases have promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continues to increase, all of these influences, changes and product development taking place including the participation of the business giants and the promotion of all of live entertainment can only affect us positively.

New York continues to be one of the top tourist destinations in the United States. In 2002, New York City was ranked as the top U.S. Destination by Hotels.com for the 2003-2004 winter destination followed by Las Vegas and Orlando. In 2002, 35.3 million tourists journeyed to New York an overall growth after the events September 11, 2001. The highest reported year was 1999 with 36.4 million visitors with a significant gain from U.S. domestic visitors and a significant reduction in foreign visitors.

16

ITEM 7. FINANCIAL STATEMENTS AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) INDEX TO THE FINANCIAL STATEMENTS

F - 1

Board of Directors
Amici Ventures, Inc.
New York, N.Y.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Amici Ventures, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and for the period from July 1, 2000 (inception of development stage) to June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amici Ventures, Inc. as of June 30, 2002 were audited by other auditors whose report dated October 7, 2002, expressed an unqualified opinion on those statements. Our opinion expressed herein on the period from July 1, 2000 (inception of development stage) to June 30, 2003, as it relates to the period ended June 30, 2002 and for the period July 1, 2000 to June 30, 2002 is based solely upon the audit reports and work of other auditors.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amici Ventures, Inc. (a development stage company) as of June 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from July 1, 2000 (inception of development stage) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Livingston Wachtell & Co., LLP

New York, New York
May 21, 2004

F - 2

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET JUNE 30, 2003

Assets

Current assets
Cash and cash equivalents	$2,586

Total current assets	2,586

Investment – motion picture rights	33,400

Total assets	$35,986

Liabilities and Stockholders’ Equity

Current liabilities
Accrued expenses and taxes payable	$2,166
Due to related companies	7,500

Total liabilities	9 ,666

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 shares authorized;
8,000,000 shares issued and outstanding	8,000
Additional paid in capital	386,200
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(119,580)

Total stockholders’ equity	26,320

Total liabilities and stockholders’ equity	$35,986

The accompanying notes are an integral part of the financial statements.
F - 3

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	For the Year Ended June 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2003

	2003	2002

Costs and expenses
General and administrative expenses	$14,931	$75,139	$117,070

Operating loss	(14,931)	(75,139)	(117,070)

Interest expense	600	1,310	2,510

Net loss	$(15,531)	$(76,449)	$(119,580)

Net loss per share – basic and diluted	$(.00)	$(.01)

Weighted average number of shares
outstanding – basic and diluted	8,000,000	6,769,246

The accompanying notes are an integral part of the financial statements.
F - 4

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FROM INCEPTION OF DEVELOPMENT STAGE JULY 1, 2000 TO JUNE 30, 2003

	Common Stock $.001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Stockholders’ Equity

	Shares	Amount

Balance at June 30, 2000	6,000,000	$6,000	$274,200	$(248,300)	$—	$31,900

Value of services provided by executive
for office space and management	—	—	18,000	—	—	18,000

Net loss for the year	—	—	—	—	(27,600)	(27,600)

Balance at June 30, 2001	6,000,000	6,000	292,200	(248,300)	(27,600)	22,300

Value of services provided by executive	—	—
for office space and management			18,000	—	—	18,000

Sale of common shares	2,000,000	2,000	58,000	—	—	60,000

Net loss for the year	—	—	—	—	(76,449)	(76,449)

Balance at June 30, 2002	8,000,000	8,000	368,200	(248,300)	(104,049)	23,851

Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000

Net loss for the year	—	—	—	—	(15,531)	(15,531)

Balance at June 30, 2003	8,000,000	$8,000	$386,200	$(248,300)	$(119,580)	$26,320

The accompanying notes are an integral part of the financial statements.
F - 5

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2003

	For the Year Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(15,531)	$(76,449)	$(119,580)
Adjustments to reconcile net loss to cash provided by operating activities:
Value of services provided by executive	18,000	18,000	54,000
Changes in operating assets and liabilities: Increase (decrease) in accrued expenses
and taxes payable	(4,285)	5,531	666

Net cash used in operating activities	(1,816)	(52,918)	(64,914)

Cash flows from financing activities:
Advances from related parties	—	7,000	17,000
Repayment to related parties	—	(10,000)	(10,000)
Sale of common stock	—	60,000	60,000

Net cash provided by financing activities	—	57,000	67,000

Net increase (decrease) in cash	(1,816)	4,082	2,086

Cash and cash equivalents - beginning of year	4,402	320	500

Cash and cash equivalents - end of year	$2,586	$4,402	$2,586

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$155	$—

The accompanying notes are an integral part of the financial statements.
F - 6

1.	ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc., (the “Company”), is a corporation organized under the laws of New York State in September, 1995. The Company formed its AM Films division (“AMF”) in November 1999 coincident with its acquisition of broadband distribution rights to a library of approximately 150 motion pictures, intending to offer the library as video-on-demand for a fee over the Internet.

The Company had previously been engaged in the development and production of theatrical entertainment products as well. These activities were discontinued in May, 2000. However, also in May, 2000, AMF executed its first broadband agreement with VeryIndependentFilms.com. That agreement has since expired. The Company had pursued other video on demand webcasters to distribute its titles, but terminated these efforts in October, 2003.

The Company has been in the development stage since shortly after the discontinuance of the business of development and production of theatrical entertainment products. The Company has been primarily engaged in developing markets, initially for its film library through October, 2003, and for other business endeavors since then.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

GOING CONCERN

As shown in the financial statements, the accumulated deficit and deficit accumulated during the development stage at June 30, 2003 amounted to $248,300 and $119,580, respectively, and the Company experienced net losses of $15,531 and $76,449 for the years ended June 30, 2003 and 2002, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. It is the current management’s intention to support the Company as necessary for the next 12 months.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.
F - 7

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

SIGNIFICANT ESTIMATES

Several areas required significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of motion picture rights acquired by the Company and the valuation of donated office space and services from an executive.

FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 “Disclosures about the Estimated Fair Value of Financial Instruments.” The estimated fair amount has been determined by using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair market value amounts.

The estimated fair values of the Company’s financial instruments, both on and off the balance sheets as of June 30, 2003, approximated their carrying amounts.

Cash and cash equivalents, due to related companies and accrued liabilities are reflected in the balance sheets at fair market value because of the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.
F - 8

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENT – MOTION PICTURE RIGHTS

The costs of acquiring film distribution rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Film acquisition costs are expensed using the individual film forecast computation method, which is based on the ratio of the current period’s gross revenues to estimated total gross revenues from each film on an individual basis. Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates and amortization are reviewed periodically whenever events or changes in circumstances indicate that the carrying amount of the film may not be recoverable in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

During the years ended June 30, 2003 and 2002, the Company recorded no amortization of its investment in motion picture rights, as the asset was yet to be placed in service.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, companies are encouraged to adopt a fair value based method of accounting for stock compensation awards.

This method requires the Company to account for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
F - 9

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET LOSS PER SHARE

Basic loss per common share (“LPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. The Company has not issued any potentially dilutive common shares. The numerator and denominator used in the basic and diluted net loss per share of common stock computations are presented in the following table:

	June 30,

	2003	2002

NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common shareholders	$(15,531)	$(76,449)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock
outstanding	8,000,000	6,769,246

LPS – Basic and diluted	$(.00)	$(.01)

RECLASSIFICATION

Certain reclassifications have been made to the June 30, 2002 financial statements to conform to the current year’s presentation.

3.	RELATED PARTY TRANSACTIONS

OVERHEAD FEES AND NON-CASH TRANSACTIONS

The Company maintained its office facility within the residence of a former executive. The former executive donated the use of the office space and his services to the Company free of charge. Included in the accompanying financial statements are expense of $1,500 per month relating to rent $500 and services of $1,000, which will not be paid and accordingly amounts have been credited to additional paid-in capital, based on management’s best estimate of the fair value of the office space and services provided.
F - 10

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS

3.	RELATED PARTY TRANSACTIONS (Continued)

For the years ended June 30, 2003 and 2002, these overhead expenses totaled $18,000. Included in these overhead expenses was rent expense of $6,000 for the years ended June 30, 2003 and 2002.

LOAN PAYABLE

The Company is indebted to entities owned by the Company’s former president and a certain shareholder in amounts totaling $7,500 at June 30, 2003. These obligations bore interest at 8% annually and matured June 30, 2002. The Company is technically in default on these notes payable, currently due. (Refer to note 6.) The notes are not secured by any assets.

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company filed a public offering registration statement with the Securities and Exchange Commission in June, 2001. In February 2002, the Company issued 2,000,000 shares of its common stock for $60,000 to investors in order to provide funds for operating expenses.

5.	DEFERRED INCOME TAXES

The Company has a net operating carryforward loss for income tax purposes of approximately $177,000 as of June 30, 2003 that may be offset against future taxable income. The carryforward loss expires over a period of several years, ending in the year 2023. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, which increased approximately $6,200, assuming an effective tax rate of 40%, in the fiscal year ended June 30 2003, at 100% of the related deferred tax asset.

6.	RECENT DEVELOPMENTS

CHANGE IN CONTROL OF THE COMPANY

On October 13, 2003, pursuant to an Agreement dated October 8, 2003, Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of the Company’s common stock, representing approximately 47% of the Company’s issued and outstanding shares, to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to the Company’s Board of Directors, Mr. Russo resigned his position as an officer and director of the Company. Ms. Victoria Maxwell and Messrs. James Cardwell and Mitchell Maxwell were appointed to act as directors of the Company.

In addition to the change in control of the Company described above, the Company was also released from its then outstanding related party debts, including accrued interest.
F - 11

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS

6.	RECENT DEVELOPMENTS (Continued)

OPERATIONS

Subsequent to the change in control of the Company on October 13, 2003, management has decided to concentrate future business efforts, once again, on theater and film productions. In November 2003, the Company began to provide services to Sibling Entertainment, Inc. (“Sibling”), a related company, in connection with its production of three films, currently in development. The Company has recognized revenue for these services beginning in the quarter ended December 31, 2003.
F - 12

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 14, 2003, Richard M. Prinzi, Jr. CPA (“RMP”), our principal independent accountant was dismissed and performed no further work for us. We did not have any disagreements with RMP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On May 17, 2004, we engaged Livingston, Wachtell & Co., LLP (“LW&Co”) as the principal accountant to audit our financial statements for the year ended 6/30/2003 and for the quarters ended 3/31/03, 9/30/03, 12/31/03 and 3/31/04. During the two previous years and any subsequent period, we did not consult LW&Co regarding any of the items detailed in Regulation S-B 304(a)(2).

ITEM 8A.	CONTROLS AND PROCEDURES

A.  Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

B.  Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

ITEM 8B.	OTHER INFORMATION

Subsequent Events

Security Ownership of Beneficial Owners and Management and Related Stockholder Matters:

As a result of the October 2003 change in control, some of our issued and outstanding shares were transferred to new shareholders, resulting in a change in the number of shareholders who hold 5% or more of our total outstanding shares. Please see Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a listing of those shareholders and the number of shares held.

Certain Relationships and Related Transactions:

In October 2003, we entered into to an agreement with Sibling Entertainment, Inc. (“SEI”), a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from us, agreed to: (1) permit us to use of SEI’s offices and related use of phone, fax machines, computers and other office equipment ($525 per month for rent and $185 per month for utilities), and (2) SEI would assign its management and consulting agreement with the Denver Civic Theatre, Inc. (“DCT”), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with us on July 1, 2004.

We also entered into a separate agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC (“SPFLLC”). SPI is a New York corporation wholly owned by SEI. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware, limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,666 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

Principal Accountant Fees and Services:

We incurred $12,000 in audit fees from LW&Co for the reviews of the quarters ended 3/31/03, 9/30/03, 12/31/03 and 3/31/04 and for the audit of the year ended 6/30/03. We engaged LW&Co in May 2004, as our management prior to the October 2003 change in control had not pursued an audit for that period. These services were provided between June 2004 and October 2004. We expect to engage these auditors in an audit for the year ended June 30, 2004 within the next month.

Release of Related Party Debts:

Per the change in control of the Company, the Company was released from its then outstanding related party debts, including accrued interest.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a.) Identify Directors and Executive Officers As of June 30 and October 1, 2003 we had an executive officer, as follows:

Name	Age	Positions held with the Company	Since

Anthony R. Russo	59	President, Chief Financial Officer And Director	1999

Due to the change in control, Mr. Russo resigned on October 24, 2003 and the following persons were subsequently appointed and serve at the time of this filing:

Name	Age	Positions held with the Company	Since

Mitchell Maxwell	52	President, Chief Executive Officer And Director	2003
Victoria Maxwell	41	Vice President And Director	2003
James S. Cardwell	45	Chief Financial Officer And Director	2003

The background of our executive officers are as follows:

Mitchell Maxwell

Mitchell Maxwell has been involved in the entertainment business for over twenty-five years and has produced seven Broadway shows, twenty-seven Off-Broadway shows, four national tours, three West End shows and five independent films. He has built five entertainment companies, owned and operated two successful New York City restaurants, owned and operated three Off-Broadway theatres, and recently joined the board of directors of the New Denver Civic Theatre, while being instrumental in its re-birth. He currently serves as President of Sibling Entertainment, Inc. (“SEI”) and as Chairman of the New Denver Civic Theater in Denver, Colorado.

His productions have been honored with nominations for 10 Tony Awards, 6 Olivier Awards, 15 Outer Critics Circle Awards, 9 Drama Desk Awards and 3 Obie Awards. They have won the Tony, Drama Desk, Outer Critics Circle, and Obie Awards, as well as the 2000 Pulitzer Prize for Drama. Currently, his Company SEI is one of the producers of “Brooklyn” which opened on Broadway October 21, 2004, currently running at the Plymouth Theater (New York).

Mr. Maxwell is a graduate of Tufts University where he is currently an adjunct professor.

Victoria Maxwell

Victoria Maxwell has been involved in the entertainment business for twenty years. As producer of numerous theatre and film projects, she has worked with an elite roster of including Matthew Arkin, Christine Baranski, Ellen Barkin, Betty Comden, Dana Delany, Olympia Dukakis, Ron Eldard, Lisa Emery, Corey Feldman, James Gandolfini, Victor Garber, Adolph Green, Robert Klein, Nathan Lane, Anthony LaPaglia, Jerry Lewis, Donald Margulies, Penny Marshall, Rob Marshall, Jerry Mitchell, Rob Morrow, Kevin Nealon, Bebe Neuwirth, Jack O’Brien, Sarah Jessica Parker, Faith Prince, Paul Rudnick, Budd Schulberg, Patrick Stewart, Daniel Sullivan, Steven Weber and Sigourney Weaver.

Her productions have been honored with nominations for Tony Awards, Olivier Awards, Outer Critics Circle Awards, Drama Desk Awards and Obie Awards. Her shows have won the Tony, Drama Desk, Outer Critics Circle, and Obie Awards as well as the 2000 Pulitzer Prize for Drama.

Ms. Maxwell produced a controversial, groundbreaking independent film that broke box office records, she was an executive producer for cast albums for five of her projects and she co-founded three entertainment companies. Many projects are the result of creative and business collaboration with her brother, Mitchell Maxwell - and since 2001, as co-founder and Vice President of Sibling Entertainment, Inc. Currently, she is also on the Advisory Board of the WET Theatre Company, is the Creative Consultant for the Stamford Center for the Arts and a member of the Board of Directors of the New Denver Civic Theatre.

James S. Cardwell

Since 2002, James “Jay” Cardwell has been the Chief Financial Officer of Sibling Entertainment, Inc. He is also the Executive Director and Board Member of The Denver Civic Theatre, Inc. Before joining Sibling, Cardwell was the Deputy Director (1999-2001) of the National Jazz Museum in Harlem (NJMiH, a new Smithsonian Institution Affiliate). At NJMiH, he was in charge of developing all master business plans, including real estate development, feasibility studies, marketing, financial development of its new museum.

In 1985, James Cardwell launched his theatrical career as the Associate Producer of the original production of the musical NUNSENSE that ran over 14 years in New York. Some of his other theatrical credits include the critically acclaimed musical The Last Session and Monsoon Christmas (a NAACP Image Award recipient).

Previously, Mr. Cardwell was a consultant to Denstu, Inc., providing consulting services to their interest in the theatrical industry.

Prior to his theatrical career Mr. Cardwell was a senior CPA consultant (1981-1984) with Arthur Andersen & Co. in St. Louis.

(b.) Identify Significant Employees

None.

(c.) Family Relationships

Mitchell Maxwell and Victoria Maxwell are siblings, and have been business partners in the film and theatre industries for years. Each of our directors and officers shall serve for a term of one year or until his successor is duly elected and qualified.

(d.) Involvement in Certain Legal Proceedings

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

(d)	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
20

ITEM 10.	EXECUTIVE COMPENSATION

Our executive officers did not receive compensation from us during the fiscal years ended June 30, 2003, 2003, and 2001. There are no employment contracts or agreements between us and our officers. We do not have any employee stock option or other incentive plans. We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2003, we did not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

As of the time of this filing, the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers is as follows:

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

James S. Cardwell* 17 East 126th Street, apt #4 NY, NY 10035	100,000	1.25%

A.B. Goldberg 5997 South Holly St., #201 Greenwood Village, CO 80111	1,000,000	12.50%

Malibu Holdings, LLC** 2805 East Long Court Littleton, CO 80121	500,000	6.25%

Herbert Maxwell 440 East 56th Street New York, New York 10021	599,756	7.50%

Victoria Maxwell 202 East 21st Street, Apt 2B New York, NY 10010	1,412,994	17.66%

NMG, LLC** 2805 East Long Court Littleton, CO 80121	500,000	6.25%

Joseph Sierchio 845 Third Avenue - 8th Floor New York, New York 10022	495,200	6.19%

Stan Tynski 10200 East Girard Ave., Bldg. C, Ste 250 Denver, CO 80231	1,739,334	21.74%

All directors, executive officers and significant employees as a group (2 people)	1,512,994	19.00%

*  James S. Cardwell is CFO of Amici Ventures, Inc.
** A.B. Goldberg is a partner of and has a control interest in NMG, LLC and Malibu Holdings, LLC.

Subsequently, the Company sold debentures to and signed subscription agreements with new investors totaling 260,000 shares of new issuances. Each of these new investors hold a 1% share of our common stock.

We do not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest. We do not have a parent company.

Mr. Russo, our President from September 1999 to October 2003, provided us with office space and certain office equipment without rent or reimbursement and plans to continue to do so for the foreseeable future during the period covered by this report.

Russo Corporation, of which Mr. Russo is the controlling shareholder, owned a 20% interest in Dream LLC, which licensed the internet broadband rights to our library of motion pictures to us. The remaining 80% of interest in Dream LLC is owned by Mark Balsam, who was also one of our shareholders. We believe that the terms of the licensing agreement with Dream LLC are on as good as terms as could be obtained from an independent third party.

In addition, Dream agreed that in the event that we develop or otherwise introduce e-commerce revenue opportunities related to the licensed films that are acceptable to Dream, we will be entitled to a payment of 10% of all such revenues. Neither Mr. Russo nor Russo Corporation, which owns a 20% interest in Dream LLC, have received compensation or other consideration from Dream in connection with its decision to enter into the licensing agreement with us, nor did Mr. Russo represent Dream in its negotiations with us. We expect that Mr. Russo’s association with Dream will enhance his future access to rights to more titles for us.

Mr. Sierchio was a member of the firm of Eiseman Levine Lehrhaupt and Kakoyiannis PC, our legal counsel, for the year ended June 30, 2003 and continues to serve as the Company’s legal counsel as a partner of the firm Sierchio, Grecco and Grecco PC. We believe that the cost of the services provided by Mr. Sierchio are comparable to, or less than, the fees that we would have to pay to unrelated third parties providing similar services.

Please see the subsequent events paragraph for other material related party transactions that occurred after June 30, 2003.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8K.

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT AND FILING REFERENCE

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File Number 333-60958 [the “Registration Statement”])

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement)

Exhibit	Restated Agreement with Dream LLC dated August 1, 2002.
23

        (b)   Reports on Form 8K:

        A report was filed on Form 8K during the last quarter of the fiscal year ended June 30, 2002 with respect to the resignation of our prior auditors and the appointment of Richard Prinzi CPA as our auditor for the fiscal year ended June 30, 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended June 30, 2003, 2002 and 2001 we incurred $0, $6,500 and $5,973, respectively. Because the Company, under previous management of Mr. Russo, was behind in their filings, the audit for the year ended June 30, 2003 was completed, under the current management, in November of 2004. The cost of the audit was $12,000. See the “subsequent events” section for discussion related to the engagement of accounting firm Livingston, Wachtell & Co., LLP in May 2004 to perform review and audit services for the year ended June 30, 2003.

Tax Fees

For the year ended June 30, 2003 and 2002 we paid $0 and $1,000, respectively to Richard Lucas, CPA for tax preparation services provided. For the year ended June 30, 2003, Anthony Russo, the President of the Company at the time, personally prepared and filed the Company’s taxes.

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer	November 15, 2004
————————————
James S. Cardwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer	November 15, 2004
————————————
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President	November 15, 2004
————————————
Mitchell Maxwell

CERTIFICATION

I, James S. Cardwell, certify that:

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

November 15, 2004	By: /s/ “James S. Cardwell”
—————————————
James S. Cardwell, Chief Financial Officer
25