Form 10QSB
period 2003-09-30
AMICI VENTURES INC
filed 2005-01-19
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File No: 333-60958

AMICI VENTURES, INC.
(Name of small business in its charter)

New York (State or other jurisdiction of incorporation or organization)	No. 13-3963541 (IRS—Employer Identification No.)

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

Common Stock, $.001 par value, 8,000,000 shares at September 30, 2003 and October 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes |_| NO |X|.

AMICI VENTURES, INC.
Form 10-QSB
Quarter Ended September 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of Amici Ventures, Inc. at September 30, 2003 and the condensed statements of operations and cash flows for the three months ended September 30, 2003 and 2002, and the cumulative amounts during the development stage from July 1, 2000 to September 30, 2003. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash and equivalents	$2,550

Total current assets	2,550

Investment in motion picture distribution rights	33,400

Total assets	$35,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and taxes payable	$2,166
Due to related parties	7,500

Total current liabilities	9,666

Total liabilities	9,666

Stockholders’ Equity:
Common stock, $.001 par value
30,000,000 authorized shares
8,000,000 shares issued and outstanding	8,000
Additional paid in capital	386,200
Accumulated deficit	(248,300)
Deficit accumulated during developement stage	(119,616)

Total stockholders’ equity	26,284

Total liabilities and stockholders’ equity	$35,950

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2003	2002	2003

Costs and expenses
General and administrative expenses	$36	$5,153	$117,106

Operating loss	(36)	(5,153)	(117,106)

Interest expense	—	150	2,510

Net loss	$(36)	$(5,303)	$(119,616)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	8,000,000	8,000,000

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
Cash flows from operating activities:	2003	2002	2003

Net cash used in operating activities	$(36)	$(708)	$(64,950)

Cash flows from financing activities:
Advances from related parties	—	—	17,000
Repayment to related parties	—	—	(10,000)
Proceeds from sale of common stock	—	—	60,000

Net cash provided by financing activities	—	—	67,000

Net increase (decrease) in cash	(36)	(708)	2,050

Cash and cash equivalents - beginning of period	2,586	4,402	500

Cash and cash equivalents - end of period	$2,550	$3,694	$2,550

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended June 30, 2003, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 22, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of our operations for the interim periods, and its financial condition at September 30, 2003 and 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with our audited financial statements for the year ended June 30, 2003.

1. ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc., (the “Company”), is a corporation organized under the laws of New York State in September, 1995. The Company formed its AM Films division (“AMF”) in November, 1999 coincident with its acquisition of broadband distribution rights to a library of approximately 150 motion pictures, intending to offer the library as video-on-demand for a fee over the Internet. References herein to the “Company,” “we,” “us,” or “our” refer to Amici Ventures, Inc.

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

The Company is in the development stage and is primarily engaged in developing markets, initially for its film library through October, 2003, and subsequently to providing executive management and consulting services to theatrical and film production projects, as well as other projects.

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

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $119,616, respectively at September 30, 2003, and the Company experienced a net loss of $36 and $5,303 for the three month period ended September 30, 2003 and 2002, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #5, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

SIGNIFICANT ESTIMATES

Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to valuation of motion picture rights acquired by the Company and the valuation of donated office space and services from an executive.

RECLASSIFICATION

Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the current year’s presentation.

3. DEFERRED INCOME TAXES

The Company has a carryforward loss for income tax purposes of approximately $177,000 that may be offset against future taxable income. The carryforward loss expires in the year 2024. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, which did not increase during the three months ended September 30, 2003, at 100% of the related deferred tax asset.

4. RELATED PARTY TRANSACTIONS

OVERHEAD FEES

The Company had maintained its office facility rent-free within the residence of an executive. The executive donated the use of the office space and his services to the Company free of charge. These amounts had been credited to additional paid-in capital based on management’s best estimate of the fair value of the office space and services provided. This practice was discontinued effective with the period ended September 30, 2003.

LOAN PAYABLE

The Company is indebted to entities owned by the Company’s former president and a certain shareholder in amounts totaling $7,500 at September 30, 2003. These obligations bore interest at 8% and matured on June 30, 2002. The Company is technically in default on these notes payable, currently due. The notes are not secured by any assets. (See Recent Developments.)

5. SUBSEQUENT EVENTS

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

OPERATIONS

Subsequent to the change in control of the Company on October 13, 2003, management has decided to concentrate future business efforts, once again, on theater and film productions. In November 2003, the Company began to provide services to Sibling Pictures, Inc. (“SPI”), a wholly owned subsidiary of Sibling Entertainment, Inc. (“Sibling”), and a related company, in connection with its production of three films, currently in development. The Company has recognized revenue for these services beginning the quarter ended December 31, 2003.

AGREEMENTS BETWEEN RELATED PARTIES

In October 2003, the Company entered into an agreement with Sibling, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby Sibling in exchange for a monthly fee from the Company agreed to: (1) permit the Company the use of Sibling’s offices and related use of phone, fax machines, computers and other office equipment, and (2) Sibling would assign its management and consulting agreement with the Denver Civic Theatre, Inc. (“DCT”), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with the Company on July 1, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also entered into a separate agreement with SPI to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC (“SPFLLC”). SPI is a New York corporation wholly owned by Sibling. SPI was organized to develop, manage, produce and sell its independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware a limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,666 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

SALES OF UNREGISTERED EQUITY SECURITIES

Beginning in July, 2004 the Company entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock, to certain accredited investors in a private placement financing transaction. The Company will use the gross proceeds from this transaction for general working capital purposes.

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $100,000 has been sold under this offering. This offering will continue until December 31, 2004.

(i) In addition, in August of 2004, the Company entered into definitive subscription agreements with three investors for the purchase of an aggregate of 160,000 shares of its common stock at a purchase price of $0.25 per share or $40,000 in the aggregate and 100,000 shares at a price of $0.30 per share or $30,000 in the aggregate; and

(ii) the Company has entered into two agreements with Var Growth Corporation on November 4, 2004 and November 23, 2004 to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares were recorded as compensation at Fair Market Value on the date of issuance at the price of $0.25 per share, or $93,750 in the aggregate; and

(iii) the Company has commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $100,000, or 100,000 units (or 400,000 shares), was sold under this offering.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ended September 30, 2003 and 2002, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

A. Overview

Amici Ventures, Inc. was organized in 1995. In 1997, it acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell and Victoria Maxwell. Along with MEI, we were originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects. References to the “Company,” “we,” “us,” or “our” refers to Amici Ventures, Inc. and its subsidiaries.

Our strategy, was to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of our officers and directors during their careers. The origination, management and administrative fees we charged each project, together with payment of royalties and distributions of profits from retained interests, was intended to be the primary source of our revenues.

Contemporaneously with the acquisition of MEI, we began the exploration of the Internet as a method of distribution of feature films. As we increased our commitment to the direct Internet distribution of films it began to reduce our interests in and pursuit of the development and production of plays, musicals and films.

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

The refocus of our operational plans led Mitchell Maxwell and Victoria Maxwell to resign their respective positions with us. Shortly thereafter, we completely discontinued our film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

In May 2000, we executed our first agreement for the video on-demand exploitation of our motion pictures with Very Independent Films. The concept of “video on-demand” involves the delivery of motion pictures electronically in a digital format. An internet user has the ability to select a motion picture from a menu of offerings listed on a web site and the motion picture is then transmitted on his/her computer screen. Under our agreement, we granted Very Independent Films a sub-license to broadcast the motion pictures in our library over their website in return for a percentage of the revenues they collect from their customers for the transmissions. Our agreement with Very Independent Films was non-exclusive. Accordingly, since Very Independent Films was not able to develop the technology necessary to broadcast motion pictures over the internet in a commercially viable manner, we acquiesced in the termination of the agreement with Very Independent Films as well as the license agreement with Dream in October 2003.

After attempting, unsuccessfully, to establish relationships with sufficient distributors to successfully deliver our films through direct online methods, and failing to secure necessary financing to sustain and advance the marketing and technology of this emerging market, we sought to refocus our business direction to other areas of the entertainment industry not burdened by increasing technological and legal barriers.

This realization supported our move away from the Internet video-on-demand business. This ultimately led, in October of 2003, to a change in our management and control and a return to our former core operational plan including the appointment of Mitchell Maxwell and Victoria Maxwell as officers and directors.

B. Change in Control of the Company

On October 13, 2003, pursuant to an Agreement dated October 8, 2003, Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of our common stock, representing approximately 47% of our issued and outstanding shares, to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to our Board of Directors, Mr. Russo resigned his position as an officer and director of the Company. In addition to the change in control described above, we were also released from our then outstanding related party debts, including accrued interest.

C. Current Operations

Immediately following the change in management and control, we initiated measures to pursue:

•	the purchase and exploitation of literary rights for the production of both film and live-stage properties;

•	the development of an independent film production business;

•	the development of a live-stage theatrical production business;

•	the management consulting agreements with regional not-for-profit and professional theatres companies;

•	the consulting agreements with independent theatrical and/or film production companies;

•	the acquisition of, or management of theatrical real estate,

•	the alliances with companies that currently possess desired rights or agreements.

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the nature synergies that exist between each industry and their components It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, we would be able to rent our venues creating a source of sustaining income.

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

We believe that the expertise of these principals provides a key advantage for us to achieve our business plan and operations with officers currently active in similar interests. As a result, we and Sibling agreed to share offices. In addition, we were awarded a contract and agreed to provide consulting services to Sibling Pictures, Inc (a wholly owned subsidiary of Sibling) to assist it in the development of our film production business. To reduce our costs of our Executive and Management staff and related overheads, Sibling agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop our theatrical consulting and management division, we acquired from Sibling a management agreement consulting the New Denver Civic Theatre which has since been renewed directly by us.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Currently, our earnings for services provided to Sibling and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to Sibling provide us with the ability to operate and profit and pursue an expansion of our operations.

D. Industry Analysis

Our entertainment business plan encompasses several different specific industries unique within their own disciplines including our primary production commercial “for-profit” of live-theatre for Broadway, plus other regional productions in professional theatres, the production of independent feature films, the management and ownership of live-stage theatrical real estate venues and the consulting of “not-for-profit” and professional theatres.

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

New York Theatrical Industry

The Management believes that it will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of the principal officers prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

Regional Professional and “not-for-profit” Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and “not-for-profit”theatres through the United States will play a strategic roll in our growth. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that we can derive participation as a producer similar to the fees and income derived as a Broadway or Off-Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without our ability to successfully test early versions of new works in regional theatres.

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

In addition, the ownership of theatres imposes demands of its owners between staffing, their management and the selection of shows that will be allowed to perform within its space(s). In addition, authors and composers seeking to develop their works frequently consult both producers and general managers to assist them in the process of producing or coordinating the process of development to the ultimate commercial production on Broadway. Many not-for-profit theatre and other professional theatres have outside consultants to assist in the management of the theatres as well as planning and seeking literary properties and enhancement financing to allowing regional theatres to participate in the development of a Broadway bound production. It is our belief that both current contracts to consult theatres and attempts to secure additional contracts will be achieved.

Film

Our Management believes that we will acquire and develop feature films as an independent producer. Almost all film productions are financed and capitalized in private and/or public offerings for a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income from several key areas customary to the film industry including:

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

•	Producer fees — budgeted fees paid in the development, management and production a movie. Such fees are commensurate with the size of the budget.

•	Office fees — fees paid to contribute and support the costs of a producer’s office and overheads during the production of a movie.

•	Royalties — a percentage paid from a movies box office grosses after all print and advertising fees and other deferred fees are paid. In many cases, these amounts are not paid due to a complete buyout by distributors.

•	Net Profits — a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. After a film is completed, a producer will attempt to sell the film to a distributor in excess of the cost of the film. A producer will receive a percentage of this excess as profits. In addition, the purchasing distributor may also provide additional profits from its own earnings increasing the earnings potential of a producer.

•	Other Fees — other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new movie.

The business of the motion picture industry in the United States may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, or the so-called “Majors” or “Major Studios,” have dominated the motion picture industry by both producing and distributing in the United States a majority of those theatrical motion pictures which generate significant box office receipts. Over the past decade, however, “Independents” — smaller film production and distribution companies — have played an increasingly significant role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as Independent distributors of motion pictures. These Independent divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

The Independents typically do not own production studios or employ as large a development or production staff as the Majors. Further, the Independents typically produce fewer motion pictures at substantially lower average production costs than the Majors.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

E. Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. The accumulated deficit and deficit accumulated during the development stage at September 30, 2003 amounted to $248,300 and $119,616, respectively, and the Company experienced a net loss of $36 and $5,303. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.	Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. The Company depends, and expects to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell.

3.	Control of Company. Our six largest shareholders own 6,899,036 shares, approximately 83% of our existing issued and outstanding stock at September 30, 2003. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. It is anticipated that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. The Company’s results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established than us. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

7.	No Dividends. We have never paid any cash dividends on our Common Stock and have no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance the growth and development of our business.

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision by us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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

12.	We face substantial capital requirements and financial risks. Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and live theatre productions require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from other sources.

13.	Requirement for Additional Capital. Our business plan is completely dependent upon our ability to obtain the required financing. There can be no assurance that we will be successful in accessing sufficient external capital. Without the capital to acquire and promote a new business activity that generates profitability and investor interest, our future prospects may be adversely affected.

14.	Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

15.	Failure to manage future growth may adversely affect our business. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and live theatre productions and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

16.	We are subject to risks associated with acquisitions and joint ventures. We intend to continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. Although from time to time we actively engage in discussions and activities with respect to possible acquisitions and investments, we have no present agreements or understandings to enter into any such material transaction. Any indebtedness incurred or assumed in any such transaction may or may not increase our leverage relative to our earnings before interest, provisions for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discounted operation, or EBIDTA, or relative to our equity capitalization, and any equity issued may or may not be at prices dilutive to our then existing shareholders. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Future acquisitions by us could also result in:

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

•	impairment of goodwill and other intangibles;

•	development write-offs; and

•	other acquisition-related expenses.

Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

17.	Protecting and defending against intellectual property claims may have a material adverse effect on our business. Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

F. Operating Results for the Quarters Ended September 30, 2003 and 2002:

Revenues – We have not yet begun to generate revenues from our film distribution business. As of September 30, 2003, we anticipated that revenues from the AM Films division would commence by the end of 2003. After September 30, 2003, the AM Films division was abandoned without generating revenues from our film distribution business.

Cost of Revenues and Gross Profit – Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses – General and administrative expenses for the three months ended September 30, 2003 were $36 compared to $5,153 during the three months ended September 30, 2002 representing a decrease of $5,117 or 99%. This decrease was primarily attributable to the fact that charges for office facilities and management services associated with performing business within the former officer’s residence ceased as of June 30, 2003.

Interest – Interest expense for the three months ended September 30, 2003 and 2002 was $0 and $150, respectively. Interest expense is directly related to the level of working capital advanced to the Company during the three months ended September 30, 2002.

Liquidity and Capital Resources:

At September 30, 2003, we had $2,550 in cash, and the right to access an additional $22,500 still available under the $30,000 financing commitment made to it by our President, which expires on July 10, 2004.

We acquired the internet broadband rights to 160 motion pictures for common shares and the obligation to pay certain royalties in the future, and management believed that we could add materially to such rights on similar terms. We had also identified several providers of independent films on-demand via their internet websites, and on September 30, 2003, believed we could sub-license the broadband distribution rights to our films to such providers on favorable terms.

As our principal medium for growth was our common stock as of September 30, 2003, we had delayed our acquisition of rights to additional titles and the licensing of our existing rights to video on-demand providers, until a trading market in our common stock could be established. In this connection, the Registrant’s cash requirements were limited to the costs of identifying and negotiating additional film rights and identifying, and supporting the companies to which our rights would be sub-licensed. After September 30, 2003, the AM Film division was abandoned without generating revenues from our film distribution business.

Since the quarter ended March 31, 2004, we have increased our finances through entering into revenue-producing agreements bulleted in the “Overview” section above, with Sibling Entertainment, Inc. and the Denver Civic Theater. Additionally, although no securities were reported for the quarter ended September 30, 2003, we have issued debentures to various third parties.

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS– Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – During the period covered by this report, we did not offer or sell any unregistered securities.

SALES OF UNREGISTERED EQUITY SECURITIES

Beginning in July, 2004 the Company entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. The Company will use the gross proceeds from this transaction for its general working capital purposes.

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $100,000 has been sold under this offering. This offering will continue until December 31, 2004.

(i) In addition, in August of 2004, the Company entered into definitive subscription agreements with three investors for the purchase of an aggregate of 160,000 shares of its common stock at a purchase price of $0.25 per share or $40,000 in the aggregate and 100,000 shares at a price of $0.30 per share or $30,000 in the aggregate; and

(ii) the Company has entered into two agreements with Var Growth Corporation on November 4, 2004 and November 23, 2004 to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares were recorded as compensation at the Fair Market Value on the date of issuance at the price of $0.25 per share, or $93,750 in the aggregate; and

(iii) the Company has commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $100,000, or 100,000 units (or 400,000 shares), was sold under this offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

In October 2003, we entered into to an agreement with Sibling, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby Sibilng in exchange for a monthly fee from us agreed to: (1) permit us the use of Sibling’s offices and related use of phone, fax machines, computers and other office equipment, and (2) Sibling would assign our management and consulting agreement with the Denver Civic Theatre, Inc. (“DCT”), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with us on July 1, 2004.

We also entered into a separate agreement with SPI to consult in the development and production of independent films owned by SPFLLC. SPI is a New York corporation wholly owned by Sibling. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware a limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,666 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated into with parties at arm’s length.

We continue to pursue the purchase and exploitation of literary rights for the production of both film and stage properties; management consulting agreements with theatrical production companies and film production companies, consulting agreements for the management of theatrical real estate. We will seek both direct arrangements with authors, production companies, theatres as well as the formation of new companies to finance, produce productions for stage and film, and may also seek the direct acquisition of companies that currently possess rights or agreements we desire.

B. Conflicts of Interest

Our officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of both theatrical production and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including Sibling Entertainment, Inc. where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 6. EXHIBITS

(a) Exhibits: None.

(b) Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC. (Registrant)

Date: January 14, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: January 14, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer