Form 10QSB
period 2003-12-31
AMICI VENTURES INC
filed 2005-01-19
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————
FORM 10-QSB
(Mark One)
—————————

|X|     Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

—————————

Commission File No: 333-60958

AMICI VENTURES, INC.
(Name of small business in its charter)

New York (State or other jurisdiction of incorporation or organization)	No. 13-3963541 (IRS—Employer Identification No.)

—————————

511 West 25th Street, Suite 503
New York, NY 10001
(Address of principal office including Zip Code)

(212) 414-9600
(Issuer’s telephone number)

—————————

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

Common Stock, $.001 par value, 8,000,000 shares at December 31, 2003 and October 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   NO |X|.

AMICI VENTURES, INC.
Form 10-QSB
Quarter Ended December 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Company as of December 31, 2003, and the condensed statements of operations and cash flows for the six months and three months ended December 31, 2003 and 2002, and the cumulative amounts since inception of the development stage July 1, 2000 to December 31, 2003. follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

Assets

Current assets
Due from a related company	$1,822

Total assets	$1,822

Liabilities & Stockholders’ Equity

Current liabilities
Accrued expenses and taxes payable	$808

Total liabilities	808

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 authorized shares;
8,000,000 shares issued and outstanding	8,000
Additional paid-in capital	386,200
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(144,886)

Total stockholders’ equity	1,014

Total liabilities and stockholders’ equity	$1,822

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months Ended December 31,		For The Three Months Ended December 31,		Cumulative Amounts Since Inception of Development Stage July 1, 2000 to December 31,
	2003	2002	2003	2002	2003
Revenue – related company
Executive producer fees	$8,333	$—	$8,333	$—	$8,333

Costs and expenses
General and administrative
expenses	7,199	6,289	7,163	1,136	124,269
Write-off of investment in
motion picture rights	33,400	—	33,400	—	33,400

Operating loss	(32,266)	(6,289)	(32,230)	(1,136)	(149,336)

Interest expense	—	300	—	150	2,510

Loss before extraordinary item	(32,266)	(6,589)	(32,230)	(1,286)	(151,846)
Extraordinary item
Gain on forgiveness of debt	6,960	—	6,960	—	6,960

Net loss	$(25,306)	$(6,589)	$(25,270)	$(1,286)	$(144,886)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended December 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31,
	2003	2002	2003
Cash flows from operating activities:
Net cash used in operating activities	$(36)	$(1,744)	$(64,950)

Cash flows from financing activities:
Advances from related parties	—	—	17,000
Repayment to related parties	(2,550)	—	(12,550)
Proceeds from sale of common stock	—	—	60,000

Net cash provided by financing activities	(2,550)	—	64,450

Net increase (decrease) in cash	(2,586)	(1,744)	(500)

Cash and cash equivalents – beginning of period	2,586	4,402	500

Cash and cash equivalents – end of period	$—	$2,658	$—

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2003, which is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 22, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

Management believes the enclosed condensed financial statements include all adjustments necessary to present fairly the results of our operations for the interim periods, and our financial condition at December 31, 2003. Interim financial statements may not be indicative of full year results and should be read in conjunction with our audited financial statements for the year ended June 30, 2003.

1. ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc.,  is a corporation organized under the laws of New York State in September, 1995. The Company formed its AM Films division (“AMF”) in November, 1999 coincident with its acquisition of broadband distribution rights to a library of approximately 150 motion pictures, intending to offer the library as video-on-demand for a fee over the Internet. References herein to the “Company,” “we,” “us,” or “our” refer to Amici Ventures, Inc.

The Company had previously been engaged in the development and production of theatrical entertainment products as well. These activities were discontinued in May, 2000. However, also in May, 2000, AMF executed its first broadband agreement with VeryIndependentFilms.com. That agreement has since expired. The Company had pursued other video on demand webcasters to distribute our titles, but terminated these efforts in October, 2003.

The Company is in the development stage and is primarily engaged in developing markets, initially for its film library through October, 2003, and subsequently to providing executive management and consulting services to theatrical and film production projects, as well as other projects.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of our assets or business.

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2003 amounted to $248,300 and $144,886, respectively, and The Company experienced a net loss of $25,306 and $6,589, for the six month period ended December 31, 2003 and 2002, respectively. The Company will need additional resources to finance our future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #6, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenues from the sale of its services in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SIGNIFICANT ESTIMATES

Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of motion picture rights acquired by the Company,  the valuation of donated office space and services from an executive and collection of receivables.

RECLASSIFICATION

Certain reclassifications have been made to the December 31, 2002 financial statements to conform to the current year’s presentation.

3. DEFERRED INCOME TAXES

The Company has a carryforward loss for income tax purposes of approximately $203,000 that may be offset against future taxable income. The carryforward loss expires in the year 2024. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, which increased approximately $10,000 for the six months ended December 31, 2003, at 100% of the related deferred tax asset.

4. RELATED PARTY TRANSACTIONS

OVERHEAD FEES – PRIOR MANAGEMENT

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

RELATED COMPANY TRANSACTIONS – CURRENT MANAGEMENT

Beginning in October, 2003, The Company purchased from SEI, a related company controlled by a major stockholder/director of the Company, the use of office space (rent $525/month) and related utilities ($150/month). Additionally, the Company incurs a monthly management service charge in the amount of $1,700. All amounts employed are based on management’s best estimate of the fair value of the services provided.

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI,”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC. (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000. The Company recognized revenue for these services in the amount of $8,333 for the six months ended December 31, 2003. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated by the Company during the six months ended December 31, 2003 was in support of long term ongoing efforts which in the motion pictures industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI is at risk only if SPFLLC fails to raise sufficient capital. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

The Company believes that the terms and conditions of the agreements are comparable to those that would be negotiated into with parties at arm’s length.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

EXTRAORDINARY ITEM – FORGIVENESS OF DEBT INCOME

The Company was indebted to entities owned by our former president and a certain shareholder in amounts totaling $7,500. These obligations bore interest at 8% and matured on June 30, 2002. Accrued interest on these loans amounted to $2,010. The Company was technically in default on these notes payable. The notes were not secured by any assets.

Cash in the amount of $2,550 was paid to an entity controlled by the Company’s former president. The remaining balance on both loans of $6,960, including accrued interest, was then forgiven by both parties, and is included on the statement of operations for the six months ended December 31, 2003.

5. RECENT DEVELOPMENTS

CHANGE IN CONTROL OF THE COMPANY

On October 13, 2003, pursuant to an Agreement dated October 8, 2003, and as previously filed and reported on Form 8-K dated October 28, 2003, Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of the Company’s common stock, representing approximately 47% of our issued and outstanding shares, to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to the Company’s  Board of Directors, Mr. Russo resigned his position as an officer and director of the Company.

In addition to the change in control described above, the Company was also released from its then outstanding related party debts, including accrued interest.

WRITE-OFF OF INVESTMENT IN MOTION PICTURE RIGHTS

In November, 1999 the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand over the internet. The Company had unsuccessfully pursued other video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, the rights to the library were terminated simultaneously with the change in control of the Company and the management focused on other revenue source opportunities unrelated to video-on-demand over the internet market. The write-off of the investment in motion picture rights in the amount of $33,400 is included in the statement of operations for the six months ended December 31, 2003.

6. SUBSEQUENT EVENTS

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

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six month periods ending December 31, 2003, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements.

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

Our strategy, was to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain officers and directors during their careers. The origination, management and administrative fees we charged each project, together with payment of royalties and distributions of profits from retained interests, was intended to be the primary source of our revenues.

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

The refocus of our operational plans led to Mitchell Maxwell and Victoria Maxwell to resign their respective positions with us. Shortly thereafter, we completely discontinued our film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

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

C. Current Operations

Immediately following the change in management and control, we initiated measures to pursue:

•	the purchase and exploitation of literary rights for the production of both film and live-stage properties;

•	the development of an independent film production business;

•	the development of a live-stage theatrical production business;

•	the management consulting agreements with regional not-for-profit and professional theatres companies;

•	the consulting agreements with independent theatrical and/or film production companies;

•	the acquisition of, or management of theatrical real estate,

•	the alliances with companies that currently possess rights or agreements we desire.

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the nature synergies that exist between each industry and their components It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have a theatrical production to present in our own theaters, we will be able to rent our venues creating a source of sustaining income.

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

We have entered into Agreements with SEI in October 2003 (See Common Control and Potential Conflicts of Interest). Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. All three individuals have owned and operated in the same positions and capacity, SEI, a similar company engaged the production of theatrical and film properties as well as real estate management.

We believe that the expertise of these principals provides a key advantage for us to achieve our business plan and operations with officers currently active in similar interests. As a result, we and SEI agreed to share offices. In addition, we were awarded a contract and agreed to provide consulting services to SPI to assist it in the development of our film production business. To reduce the costs of our Executive and Management staff and related overheads, SEI agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop our theatrical consulting and management division, we acquired from SEI a management agreement consulting the New Denver Civic Theatre which has since been renewed directly by us.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Currently, our earnings for services provided to SEI and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to SEI provide us with the ability to operate and profit and pursue an expansion of our operations.

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

New York Theatrical Industry

The Management believes that it will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of the principal officer’s prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

Information derived from publicly available sources, in 2002 indicate that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies growing to 1,200 companies today. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for a majority of the tickets sold in a season. A substantial component of the total tickets sold is purchased by groups theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2003 amounted to $248,300 and $144,886, respectively, and we experienced a net loss of $25,306 and $6,589, for the six month period ended December 31, 2003 and 2002, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

3.	Control of Company. Our six largest shareholders own 5,752,084 shares, approximately 72% of our existing issued and outstanding stock at December 31, 2003. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

7.	No Dividends. We have never paid any cash dividends on our Common Stock and have no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision by us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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

12.	We face substantial capital requirements and financial risks.Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and live theatre productions require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from other sources.

13.	Requirement for Additional Capital. Our business plan is completely dependent upon our ability to obtain the required financing. There can be no assurance that we will be successful in accessing sufficient external capital. Without the capital to acquire and promote a new business activity that generates profitability and investor interest, our future prospects may be adversely affected.

14.	Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

15.	Failure to manage future growth may adversely affect our business. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and live theatre productions and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

16.	We are subject to risks associated with acquisitions and joint ventures. We have made or entered into, and will continue to pursue, various acquisitions, business combinations and joint ventures intended to complement or expand our business. Given that discussions or activities relating to possible acquisitions range from private negotiations to participation in open bid processes, the timing of any such acquisition is uncertain. Although from time to time we actively engage in discussions and activities with respect to possible acquisitions and investments, we have no present agreements or understandings to enter into any such material transaction. Any indebtedness incurred or assumed in any such transaction may or may not increase our leverage relative to our earnings before interest, provisions for income taxes, amortization, minority interests, gain on dilution of investment in subsidiary and discounted operation, or EBIDTA, or relative to our equity capitalization, and any equity issued may or may not be at prices dilutive to our then existing shareholders. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Future acquisitions by us could also result in:

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

•	impairment of goodwill and other intangibles;

•	development write-offs; and

•	other acquisition-related expenses.

Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

17.	Protecting and defending against intellectual property claims may have a material adverse effect on our business. Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

F.     Operating Results for the Six Months Ended December 31, 2003 and 2002:

Revenues – Revenues for the six months ended December 31, 2003 equaled $8,333. We, through the efforts of our officers and directors, earn fees for production work performed (currently $4,167/month, starting November 2003) on three films in development.

Cost of Revenues and Gross Profit — Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses — General and administrative expenses for the six months ended December 31, 2003 were $7,199 compared to $6,289 during the six months ended December 31, 2002 representing an increase of $910 or 14%. This increase was primarily due to an adjustment to reverse an overaccrual to shareholder relation expenses on December 31, 2002.

Interest – Interest expense for the six month period ended December 31, 2003 and 2002 were $0 and $300, respectively. Interest expense is directly related to the level of working capital advanced to us during the six and three months ended December 31, 2002.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the six months ended December 31, 2003 of $25,306 compared to $6,589 for the six months ended December 31, 2002 is due primarily to the write-off of our motion picture library, in the amount of $33,400. In addition, the increase in General and Administrative Expenses also contributed to the increase in net loss.

Operating Results for the Quarters Ended December 31, 2003 and 2002:

Revenues – Revenues for the quarter ended December 31, 2003 equaled $8,333. We, through the efforts of our officers and directors, earns fees for production work performed (currently $4,167/month., starting November 2003) on three films in development.

Cost of Revenues and Gross Profit — Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses — General and administrative expenses for the three months ended December 31, 2003 were $7,163 compared to $1,136 during the three months ended December 31, 2002 representing an increase of $6,027 or 530%. This increase was primarily attributable to change in commitments (regarding charges for rent, utilities and management fees) as a result of the October 2003 change in control.

Interest – Interest expense for the three month period ended December 31, 2003 and 2002 were $0 and $150, respectively. Interest expense is directly related to the level of working capital advanced to us during the three month ended December 31, 2002.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended December 31, 2003 of $25,270 compared to $1,286 for the three months ended December 31, 2002 is due primarily to the write-off of our motion picture library, in the amount of $33,400. In addition, the increase in General and Administrative Expenses also contributed to the increase in Net Loss.

Liquidity and Capital Resources:

Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We will not incur additional costs associated with negotiating new distribution deals or acquiring new motion picture rights as we have abandoned that business in October of 2003.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Since the quarter ended December 31, 2003, we have increased our finances through entering into revenue-producing agreements bulleted in the “Overview” section above, with SEI and the Denver Civic Theater. Additionally, although no securities were reported for the quarter ended December 31, 2003, we have issued debentures to various third parties.

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $100,000 has been sold under this offering. This offering will continue until December 31, 2004.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

In October 2003, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from us agreed to: (1) permit us the use of SEI’s offices and related use of phone, fax machines, computers and other office equipment, and (2) SEI would assign our management and consulting agreement with the Denver Civic Theatre, Inc. (“DCT”), a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with us on July 1, 2004.

We continue to pursue the purchase and exploitation of literary rights for the production of both film and stage properties; management consulting agreements with theatrical production companies and film production companies, consulting agreements for the management of theatrical real estate. We will seek both direct arrangements with authors, production companies, theatres as well as the formation of new companies to finance, produce productions for stage and film, and may also seek the direct acquisition of companies that currently possess rights or agreements desired by us.

B. Conflicts of Interest

Our officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of both theatrical production and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including SEI where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of our officers and directors.

ITEM 6. EXHIBITS

(a) Exhibits: None

(b) Reports: None.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date: January 14, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: January 14, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer