Form 10QSB
period 2004-03-31
AMICI VENTURES INC
filed 2005-01-19
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 8,000,000 shares at March 31, 2004 and October 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒.

AMICI VENTURES, INC.

Form 10-QSB

Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of Amici Ventures, Inc. as of March 31, 2004, the condensed statements of operations for the nine months and three months ended March 31, 2004 and 2003 and the cumulative amounts since inception of the development stage July 1, 2000 to March 31, 2004, and statements of cash flows for the nine months ended March 31, 2004 and 2003 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

(UNAUDITED)

March 31, 2004

Assets
Current assets
Due from related company	$6,697

Total assets	$6,697

Liabilities & Stockholders’ Equity
Current liabilities
Accrued expenses and taxes payable	$913

Total liabilities	913

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 authorized shares;
8,000,000 shares issued and outstanding	8,000
Additional paid-in capital	386,200
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(140,116)

Total stockholders’ equity	5,784

Total liabilities and stockholders’ equity	$6,697

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Nine Months Ended March 31,		For The Three Months Ended March 31,		Cumulative Amounts Since Inception of Development Stage July 1, 2000 to March 31,
	2004	2003	2004	2003	2004

Revenue - related company
Executive producer fees	$20,833	$—	$12,500	$—	$20,833

Costs and expenses
General and administrative
expenses	14,929	10,926	7,730	4,636	131,999
Write-off of investment in
motion picture rights	33,400	—	—	—	33,400

Operating income (loss)	(27,496)	(10,926)	4,770	(4,636)	(144,566)

Interest expense	—	450	—	150	2,510

Income (loss) before
extraordinary item	(27,496)	(11,376)	4,770	(4,786)	(147,076)
Extraordinary item
Gain on forgiveness of
debt	6,960	—	—	—	6,960

Net income (loss)	$(20,536)	$(11,376)	$4,770	$(4,786)	$(140,116)

Income (loss) per common
share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of
common shares outstanding
basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended March 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31,
	2004	2003	2004

Cash flows from operating activities:
Net cash used in operating activities
	$(36)	$(1,780)	$(64,950)

Cash flows from financing activities:
Advances from related parties	—	—	17,000
Repayment to related parties	(2,550)	—	(12,550)
Proceeds from sale of common stock	—	—	60,000

Net cash provided by financing
activities	(2,550)	—	64,450

Net increase (decrease) in cash	(2,586)	(1,780)	(500)

Cash and cash equivalents – beginning of period	2,586	4,402	500

Cash and cash equivalents – end of period	$—	$2,622	$—

See Accompanying Notes to Condensed Financial Statements.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2003, which is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 22, 2004.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

1. ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc., is a corporation organized under the laws of New York State in September, 1995. The Company formed its AM Films division (“AMF”) in November, 1999 coincident with our acquisition of broadband distribution rights to a library of approximately 150 motion pictures, intending to offer the library as video-on-demand for a fee over the Internet. References herein to the “Company,” “we,” “us,” or “our” refer to Amici Ventures, Inc.

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

The Company has been in the development stage since shortly after the discontinuance of the business of development and production of theatrical entertainment products. The Company has been primarily engaged in developing markets, initially for its film library through October, 2003, and subsequently to executive management and consulting in theatrical productions and film development projects. In November 2003, the Company began to provide services to Sibling Pictures, Inc. (“SPI”), a related company, in connection with its production of three films, currently in development.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution, merger or sale of our assets or business.

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at March 31, 2004 amounted to $248,300 and $140,116, respectively, and the Company experienced a net loss of $20,536 and $11,376 for the nine month period ended March 31, 2004 and 2003, respectively. The Company will need additional resources to finance our future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #6, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its services in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

3. DEFERRED INCOME TAXES

The Company has a loss carryforward of approximately $198,000 at March 31, 2004, which may be offset against future taxable income.  However, due to a change in control of the Company, the deductibility of these losses is subject to IRS Sec. 382 limitation.  Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260, and the carryforward loss expires in the year 2023.  In addition, at March 31, 2004, the Company has a capital loss carryover for income tax purposes of $33,000 which may be applied against taxable capital gains in future years.  Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

4. RELATED PARTY TRANSACTIONS

OVERHEAD FEES – PRIOR MANAGEMENT

The Company had maintained its office facility rent-free within the residence of an executive. The executive donated the use of the office space and his services to the Company free of charge. Accordingly, $13,500 for the nine months ending March 31, 2003 had been credited to additional paid-in capital based on management’s best estimate of the fair value of the office space and services provided.

RELATED COMPANY TRANSACTIONS – OVERHEAD FEES AND CURRENT MANAGEMENT

In October, 2003, the Company entered into an agreement with Sibling Entertainment, Inc. (“SEI”), a related company, for office space, related utilities and management services. For the nine months ended March 31, 2004, these charges totaled $14,137: rent of $3,015, utilities of $861, and management services of $10,261.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC. (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000. The Company recognized revenue for these services in the amount of $20,833 and $12,500 for the nine and three months ended March 31, 2004. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated by the Company during the nine months ended March 31, 2004 was in support of long term ongoing efforts which in the motion pictures industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI is at risk only if SPFLLC fails to raise sufficient capital. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

EXTRAORDINARY ITEM – FORGIVENESS OF DEBT INCOME

The Company was indebted to entities owned by the Company’s former president and a certain shareholder in amounts totaling $7,500. These obligations bore interest at 8% and matured on June 30, 2002. Accrued interest on these loans amounted to $2,010. The Company was technically in default on these notes payable. The notes were not secured by any assets.

Cash in the amount of $2,550 was paid to an entity controlled by the Company’s former president. The remaining balance on both loans of $6,960, including accrued interest, was then forgiven by both parties, and is included on the statement of operations for the nine months ended March 31, 2004.

5. RECENT DEVELOPMENTS

CHANGE IN CONTROL OF THE COMPANY

On October 13, 2003, pursuant to an Agreement dated October 8, 2003, Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of our common stock, representing approximately 47% of the Company’s issued and outstanding shares, to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to our Board of Directors, Mr. Russo resigned his position as an officer and director.

WRITE-OFF OF INVESTMENT IN MOTION PICTURE RIGHTS

In November, 1999 the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand over the internet. The Company had unsuccessfully pursued other video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, the rights to the library were terminated simultaneously with the change in control of the Company and the management focused on other revenue source opportunities unrelated to video-on-demand over the internet market. The write-off of the investment in motion picture rights in the amount of $33,400 is included in the statement of operations for the nine months ended March 31, 2004.

6. SUBSEQUENT EVENTS

Beginning April 1, 2004, the Company will generate additional revenue of $6,750 per month from consulting fees from the New Denver Civic Theatre. Also beginning April 1, 2004, management fees to SEI increase from $2,200 to $9,086 per month, due to a significant increase in services provided to it, both in labor hours and in personnel.

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

(ii) the Company has entered into two agreements with Var Growth Corporation on November 4, 2004 and November 23, 2004 to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares were recorded, as compensation, at Fair Market Value on the date of issuance at the price of $0.25 per share, or $93,750 in the aggregate; and

(iii) the Company has commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $100,000, or 100,000 units (or 400,000 shares), was sold under this offering.

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

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine month periods ending March 31, 2004, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

A. Overview

Amici Ventures, Inc. was organized in 1995. In 1997, it acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell and Victoria Maxwell. Along with MEI, we were originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects. References herein to the “Company,” “we,” “us,” or “our” refers to Amici Ventures, Inc.

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

The refocus of our operational plans led to Mitchell Maxwell and Victoria Maxwell to resign their respective positions. Shortly thereafter, we completely discontinued our film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

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

This realization supported our move away from the Internet video-on-demand business. This ultimately led, in October of 2003, to a change in our management and control and a return to our former core operational plan including the return of Mitchell Maxwell and Victoria Maxwell as officers and directors.

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

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the natural synergies that exist between each industry and their components. It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, it will be able to rent our venues creating a source of sustaining income.

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

We have entered into Agreements with Sibling Entertainment, Inc. in October 2003 (See Common Control and Potential Conflicts of Interest). Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. All three individuals have owned and operated in the same positions and capacity, Sibling Entertainment, Inc. (“SEI”), a similar company engaged the production of theatrical and film properties as well as real estate management.

We believe that the expertise of these principals provides a key advantage for us to achieve our business plan and operations with officers currently active in similar interests. As a result, we and SEI agreed to share offices. In addition, we were awarded a contract and agreed to provide consulting services to Sibling Pictures, Inc (a wholly owned subsidiary of SEI) to assist it in the development of our film production business. To reduce the costs of our Executive and Management staff and related overheads, SEI agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop our theatrical consulting and management division, we acquired from SEI a management agreement consulting the New Denver Civic Theatre which has since been renewed directly by us.

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

New York Theatrical Industry

The Management believes that it will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of the principal officers prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

•	Producer fees -- budgeted fees paid in the development, management and production a play or musical, or other live-stage event. Such fees are commensurate with the size of the budget.

•	Office fees -- weekly fees paid to contribute and support the costs of a producer’s office and overheads.

•	Royalties -- a percentage of the adjusted gross box office receipts paid weekly from the weekly operating budget.

•

Net Profits -- a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. Profits for an original production may include participation from other sources outside of New York derived from subsidiary rights, licensing fees, media rights and other publishing rights attached to company formed to present the original production.

•	Other Fees -- other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new play or musical.

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

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

Film

Our Management believes that we will acquire and develop feature films as an independent producer. Almost all film productions are financed and capitalized in private and/or public offerings for a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income from several key areas customary to the film industry including:

•	Producer fees -- budgeted fees paid in the development, management and production a movie. Such fees are commensurate with the size of the budget.

•	Office fees -- fees paid to contribute and support the costs of a producer’s office and overheads during the production of a movie.

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

•	Other Fees -- other reimbursable amounts chargeable to productions, or fees paid for consulting services during the development of a new movie.

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

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions, which are promoted as Independent distributors of motion pictures. These Independent divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

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

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

E. Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. Our accumulated deficit and deficit accumulated during the development stage at March 31 2004 amounted to $248,300 and $140,116, respectively, and we experienced a net loss of $20,536 and $11,376, for the nine month period ended March 31, 2004 and 2003, respectively. We will need additional resources to finance its future operations, including compliance with SEC reporting requirements. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.

Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell

3.

Control of Company. Our six largest shareholders own 5,752,084 shares, approximately 72% of our existing issued and outstanding stock at March 31, 2004. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

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

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

F.	Operating Results for the Nine Months Ended March 31, 2004 and 2003:

Revenues – Revenues for the nine months ended March 31, 2004 equaled $20,833. We, through the efforts of our officers and directors, earns fees for production work performed (currently $4,167/month, starting in November 2003) on three films in development.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2004 were $14,929 compared to $10,926 during the nine months ended March 31, 2003 representing an increase of $4,003 or 37%. This increase was primarily attributable to the change in commitments (related to charges for rent, utilities and management fees) that resulted from the October 2003 change in control.

Interest – Interest expense for the nine month periods ended March 31, 2004 and 2003 were $0 and $450, respectively. Interest expense is directly related to the level of working capital advanced to us during the nine months ended March 31, 2003.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2004 of $20,536 compared to $11,376 for the nine months ended March 31, 2003 is due primarily to the write-off of our motion picture library, in the amount of $33,400, which was partially offset by the revenues we experienced in the nine months ended March 31, 2004.

Operating Results for the Quarters Ended March 31, 2004 and 2003:

Revenues – Revenues for the quarter ended March 31, 2004 equaled $12,500. We, through the efforts of our officers and directors, earns fees for production work performed (currently $4,167/month, starting in November 2003) on three films in development.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2004 were $7,730 compared to $4,636 during the three months ended March 31, 2003 representing an increase of $3,094 or 67%. This increase was primarily attributable to the higher monthly rent, utility and management fees that we began to incur as a result of the October 2003 change in control.

Interest – Interest expense for the three month periods ended March 31, 2004 and 2003 were $0 and $150, respectively. Interest expense is directly related to the level of working capital advanced to us between the three months ended March 31, 2003

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net income for the three months ended March 31, 2004 of $4,770 compared to the net loss of $4,786 for the three months ended March 31, 2003 is due primarily to the revenues we earned from producer fees. We did not earn revenues in the three months ended March 31, 2003.

Liquidity and Capital Resources:

Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We will not incur additional costs associated with negotiating new distribution deals or acquiring new motion picture rights as we have abandoned that business in October of 2003.

AMICI VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

Since the quarter ended March 31, 2004, we have increased our finances through entering into revenue-producing agreements bulleted in the “Overview” section above, with Sibling Entertainment, Inc. and the Denver Civic Theater. Additionally, although no securities were reported for the quarter ended March 31, 2004, we have issued debentures to various third parties.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

A. Change in Business Plan and Operations:

As a result in the change in control, the controlling ownership and Board of Directors, we resumed our original business plan and strategy to operate a film and theatrical development and production business and also abandoned our AM Films Division. At the time of filing, we have been active and continue to pursue these activities including the management and/or ownership of theatrical real estate properties.

B. Agreements between Related Parties

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

C. Conflicts of Interest

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

ITEM 6. EXHIBITS

(a) Exhibits: None

(b) Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, Amici (the Registrant) caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date: January 18, 2005	/s/ Mitchell Maxwell

Mitchell Maxwell, President/Chief

Executive Officer

Date: January 18, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer