Form 10KSB
period 2004-06-30
AMICI VENTURES INC
filed 2005-02-01
CIK 1057222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10K-SB

(Mark One)

|X|	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Fiscal Year Ended June 30, 2004.

OR

|_|	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Transaction Period from ________ to ________.

Commission File Number: 333-60958

AMICI VENTURES, INC.
(Name of Small Business Issuer in its Charter)

New York (State or other jurisdiction of Incorporation or organization)	13-3963541 (IRS Employer Identification No.)

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

Yes |X|          No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer’s revenues for its most recent fiscal year:    $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $270,679 as of the time of this filing based on the Company’s offering price of its common shares of $0.25 per share.

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

None.

AMICI VENTURES, INC.
Form 10-QSB
Year Ended June 30, 2004

TABLE OF CONTENTS

PART I

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. Business

Amici Ventures, Inc. was organized in September 1995. In 1997, it acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell and Victoria Maxwell. Along with MEI, we were originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects. References herein to the “Company,” “we,” “us,” or “our” refer to Amici Ventures, Inc.

Our strategy was to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain relationships of our officers and directors during their careers. The origination, management and administrative fees that we charged each project, together with payment of royalties and distributions of profits from retained interests, was the primary source of our revenues.

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

The refocus of our operational plans led to Mitchell Maxwell and Victoria Maxwell’s departure. Shortly thereafter, we discontinued our film and theatrical development and production business in order to concentrate on the AM Films division and video on-demand concept.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

This realization supported our move away from the Internet video-on-demand business. This ultimately led, in October of 2003, to a change in our management and control and a return to our former core operational plan, including the return of Mitchell Maxwell and Victoria Maxwell as officers and directors.

B. Change in Control of the Company

On October 13, 2003, pursuant to an Agreement dated October 8, 2003, Mr. Anthony Russo the former President and sole Director of the Amici Ventures, Inc., sold an aggregate of 3,755,994 shares of our common stock, representing approximately 47% of our issued and outstanding shares, to a group of investors including Victoria Maxwell as to 1,950,494 shares and James Cardwell as to 100,000 shares. Effective October 24, 2003, after appointing Ms. Maxwell and Messrs. James Cardwell and Mitchell Maxwell to our Board of Directors, Mr. Russo resigned his position as an officer and director. Ms. Victoria Maxwell and Messrs. James Cardwell and Mitchell Maxwell were appointed to act as directors.

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

We plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the nature synergies that exist between each industry and their components It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own production to present in its own theaters, it will be able to rent its venues creating a source of sustaining income.

As both a theatre owner and the presenter of original works, the long-term income derived from the licensing of literary rights will benefit us in two ways. Many literary works developed for the stage may also have potential as a feature film and access and acquisition cost barriers are reduced with a common producer of both film and theatre are united. As we develop a management company for both real estate and theatrical productions, we will be able to secure additional revenue sources common to the industry. Another natural synergy of the theatrical and movie industry includes music publishing originated or released in association with a musical or a movie. As we develop, we will continue to seek partners and potential companies for acquisition within the recording and music publishing industry.

We had entered into Agreements with Sibling Entertainment, Inc. (“Sibling”) in October 2003 (See “Common Control and Potential Conflicts of Interest”). Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectfully. All three individuals have owned and operated in the same positions and capacity, Sibling, a similar company engaged the production of theatrical and film properties as well as real estate management.

We believe that the expertise of these principals provides a key advantage for us to achieve our business plan and operations with officers currently active in similar interests. As a result, we and Sibling agreed to share offices. In addition, we were awarded a contract and agreed to provide consulting services to Sibling Pictures, Inc (“SPI”) (a wholly owned subsidiary of Sibling) to assist it in the development of its film production business. To reduce our costs of its Executive and Management staff and related overheads, Sibling agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop its theatrical consulting and management division, we acquired from Sibling a management agreement consulting the New Denver Civic Theatre (“DCT”) which has since been renewed directly by us.

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

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off-Broadway) and London’s West End. Over the several decades, the theater business in North America has grown rapidly in markets outside New York City (“touring markets”) as well as numerous independent professional theatres for the production of smaller “sit-down” productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide and products we produce.

We believe that our officers, Mitchell Maxwell and Victoria Maxwell, have built a highly regarded reputation for quality products and services, and a comprehensive knowledge of the film and theatre businesses. Their expertise enables them to offer opinions as to what is appropriate for each project we work with or client we provides services for. This enables them to sell the appropriate shows, plan into future periods and consult with knowledgeable film and theatre people.

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

Our Customers

We currently derive our revenue from two sources, but we are not barred from accepting or expanding our sources of income, and plan to expand further into the areas bulleted in our “current operations” section above. We are not dependent upon one or a few major customers. The entertainment industry provides revenue sources that include ticket sales for theatrical productions produced and income derived from interests in productions, consulting fees from theaters, management fees from theaters, financing and management fees from investors and/or investment funds set up to fund our productions, and from film distributors who would purchase the film from us in its finished form. The theatrical industry of Broadway limits our ability to secure a theater from one of only three major theater owners. Within the film industry the sources and outlets for sales is not limited to one of a few buyers.

Regulatory Issues

As of June 30, 2004 all of the titles we have licensed to date have been rated by the Motion Picture Association of America (“MPAA”). At the time of this filing, no further regulation, either industry or government sponsored is applicable to our business plan.

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

Sources of projects:

Within the entertainment industry, there is no shortage of sources being presented to us. Our responsibility is to select a script that in the opinion of our management is quality and contains and potential for critical and financial success and that would be owned by us.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Employees

As stated above, in October of 2003 we underwent a change in management and control. Subsequent to this change in control, Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectively. Also, as previously mentioned, we entered into contracts with Sibling whereby Sibling is to provide management, in the form of labor, to us to assist with accounting and management.

E.	Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2002, 2003 and 2004. The accumulated deficit and deficit accumulated during the development stage at June 30, 2004 amounted to $248,300 and $148,728, respectively, and we experienced a net loss of $29,148 and $15,531, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

3.	Control of Company. Our six largest shareholders own 5,892,084 shares, approximately 74% of our existing issued and outstanding stock as of June 30, 2004. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

7.	No Dividends. We have never paid any cash dividends on our Common Stock and has no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

ITEM 2.	DESCRIPTION OF PROPERTY

(a.)	We currently occupy space at 511 W. 25th St, NY, NY 10001. This space is shared with Sibling, who is the leasee of the space, and we pay Sibling $525 per month towards an agreement with Sibling for its share of the office rent. We expect to continue to have no difficulty in securing and renting the current space.

(b.)	Excess cash not used for operations is placed or invested in either money market accounts or checking/demand accounts in banking institutions. From time to time, the company may also invest in other entertainment related companies strategic to the operations of the Company. There are no restrictions on amounts the Company may invest or expend related to these investments.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our stock. At June 30, 2004, we had 8,000,000 shares issued and outstanding and 376 registered shareholders of our outstanding common stock. At the time of this filing, we have 9,035,000 shares issued and outstanding and 850,000 shares reserved for subscriptions and warrants and 400,000 shares reserved for outstanding convertible securities. We now have 383 registered holders of our outstanding common stock.

The outstanding common stock was offered and sold either pursuant to a registration statement or in reliance upon exemptions from the registration requirements set forth in Securities Act. There is no trading market for our issued and outstanding shares. There can be no assurance that a trading market will develop. To date, neither we nor anyone acting on our behalf has taken any affirmative steps to retain or encourage any broker/dealer to act as a market maker for our common stock. Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock.

As of the time of this filing (a) aggregate 1,936,588 shares of our common stock are eligible for resale in public transactions without restriction or further registration under the Securities Act unless purchased by or issued to any “affiliate” of ours, as that term is defined in Rule 144 promulgated under the Securities Act, and (b) 6,063,412 shares may be sold in accordance with Rule 144.

As of the time of filing this report, we have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant facts.

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

Our Anticipated Sources of Revenues

Our principal sources of revenue will be from our consulting agreement with the DCT and from producer fees associated with managing our film funds. We expect no difficulty in producing the funds necessary to continue business through the next 12 months.

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2004, we had a working capital deficiency of $29,148. We had no bank loans as at June 30, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Plan of Operations for the Next Twelve Months

As stated in the “current operations” section above, following the change in management and control, we took steps and sought to pursue the purchase and exploitation of literary rights for the production of film and theatrical properties, the development of independent film and theatrical production businesses, management consulting agreements with other theaters and companies, and the acquisition of or management of theatrical real estate.

Also as previously mentioned, we have entered into Agreements with Sibling in October 2004 (See “Common Control and Potential Conflicts of Interest”) and subsequently with the DCT for consulting and management services provided to those companies.

Currently, and as stated earlier, our earnings for services provided to Sibling and from services provided and earned from other consulting agreements over the shared costs of corporate overheads reimbursed to Sibling provide us with the ability to operate and profit and pursue an expansion of its operations.

For the Years Ended June 30, 2004 and 2003

RESULTS OF OPERATIONS

For the year ended June 30, 2004 we had a net loss of $29,148 compared to a net loss of $15,531 in 2003, an increase in losses of $13,617 or 88%. We experienced annual revenues of $53,583. Revenues were generated from the subsequently described (see “Item 12: Certain Relationships and Related Transactions”) related party contracts with SPI and the DCT, which began on November 1, 2003 and April 1, 2004, respectively. We did not sign any contract for to provide consulting services for the year ended June 30, 2003. In addition to the fact that we experienced annual revenues of $53,583, our expenses also significantly increased. This significant increase in expenses is primarily due to the extra-ordinary abandonment of our motion picture rights, which resulted in “other expenses” of $33,400. Further, we experienced an increase in management expenses of $25,520, or 213%, from $12,000 for the year ended June 30, 2003 to $37,520 for the year ended June 30, 2004. Management expenses increased as a result of the management fee contract with Sibling, mentioned above. In addition, we experienced an increase of $12,000 in professional fees for audit services provided in the year ended June 30, 2004. We did not incur audit expenses in the year ended June 30, 2003 (see “Item 14: Principal Accountant Fees and Services”).

LIQUIDITY AND CAPITAL RESOURCES

We ended fiscal 2004 with a cash position of zero dollars ($0), as compared to $2,586 at the end of fiscal 2003. However, subsequent to the October 2003 change in control we changed our business strategy and we have exited the video-on-demand business and have re-focused on the theatrical and film production and theatrical management businesses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

VARIABLES AND TRENDS

We have been engaged in the development and commercialization of entertainment products for over 5 years. Key variables in our industry are caused by the lack of popularity or attraction to certain productions. As of June 30, 2004, the growing medium of the Internet, particularly in the viewing of entertainment products on-demand, is considered by many industry observers as an enormous potential market. Historically, content has awaited new technology mediums for transmission and has taken advantage of that growth. There are, however, numerous, well financed companies which own substantially greater libraries of motion pictures backed by substantial promotion funds. Should these competitors enter the Internet broadband view on-demand market place, our plans may be affected materially. However, as of the October 2003 change in control variables and trends changed due to our return to the live-stage theater and film businesses.

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

Our live-stage theater-related revenue stream is affected by the influx of tourism into cities in which we are producing and/or managing productions, including New York City. The terrorist attacks on the World Trade Center on September 11, 2001 had a severe impact on the economic situation in New York City during the remainder of 2001 through 2003, especially with respect to tourism and theatre. Immediately following, several advertising campaigns undertaken as well as promotions at many of the city’s hotels and restaurants encouraged tourism and theatre attendance in New York City, which have been successful. However, there is no assurance that the levels of tourism and theatre attendance will return to levels that existed prior to September 11, 2001. Despite New York City’s current leading rank amongst tourist destinations to major U.S. Cities, unforeseen events could impact tourism without warning and negatively impact tourism and theatre attendance would have adverse effects on our business.

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

19

ITEM 7.	FINANCIAL STATEMENTS ITEM

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO THE FINANCIAL STATEMENTS

PAGE

INDEX TO THE FINANCIAL STATEMENTS	F - 1

INDEPENDENT AUDITOR’S REPORT	F - 2 – F - 3

FINANCIAL STATEMENTS:

BALANCE SHEETS	F - 4

STATEMENTS OF OPERATIONS	F - 5

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F - 6

STATEMENTS OF CASH FLOWS	F - 7

NOTES TO THE FINANCIAL STATEMENTS	F - 8 – F - 14

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Board of Directors
Amici Ventures, Inc.
New York, N.Y.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Amici Ventures, Inc. (a development stage company) as of June 30, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period from July 1, 2000 (inception of development stage) to June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amici Ventures, Inc. as of June 30, 2002 were audited by other auditors whose report dated October 7, 2002, expressed an unqualified opinion on those statements. Our opinion expressed herein on the period from July 1, 2000 (inception of development stage) to June 30, 2004, as it relates to the period July 1, 2000 to June 30, 2002 is based solely upon the audit reports and work of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amici Ventures, Inc. (a development stage company) as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from July 1, 2000 (inception of development stage) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

/s/ Livingston Wachtell & Company, LLP
New York, New York
December 23, 2004

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,
	2004	2003
Assets

Current assets

Cash and cash equivalents	$—	2,586
Due from related parties	$53,583	$—

Total current assets	53,583	2,586

Investment - motion picture rights	—	33,400

Total assets	$53,583	$35,986

Liabilities & Stockholders’ Equity

Current liabilities
Accounts payable	$12,000	$—
Due to related parties	43,701	7,500
Accrued expenses and taxes payable	710	2,166

Total current liabilities	56,411	9,666

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 authorized shares;
8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	386,200	386,200
Accumulated deficit	(248,300)	(248,300)
Deficit accumulated during development stage	(148,728)	(119,580)

Total stockholders’ equity	(2,828)	26,320

Total liabilities and stockholders’ equity	$53,583	$35,986

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For The Year Ended June 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30,
	2004	2003	2004
Revenue related company
Executive producer fees	$53,583	$—	$53,583

Cost and expenses
General and administrative expenses	56,291	14,931	173,361
Write-off of investment in motion
picture rights	33,400	—	33,400

Operating loss	(36,108)	(14,931)	(153,178)

Interest expense	—	600	2,510

Loss before extraordinary item	(36,108)	(15,531)	(155,688)

Extraordinary item
Income from forgiveness of debt	6,960	—	6,960

Net loss	$(29,148)	$(15,531)	$(148,728)

Loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding basic and diluted	8,000,000	8,000,000

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance at June 30, 2000	6,000,000	$6,000	$274,200	$(248,300)	—	$31,900

Value of services provided by
executive for office space
and management	—	—	18,000	—	—	18,000

Sale of common shares	—	—	—	—	—	—

Net loss for the year	—	—	—	—	(27,600)	(27,600)

Balance at June 30, 2001	6,000,000	$6,000	$292,200	$(248,300)	$(27,600)	$22,300

Value of services provided by
executive for office space
and management	—	—	18,000	—	—	18,000

Sale of common shares	2,000,000	2,000	58,000	—	—	60,000

Net loss for the year	—	—	—	—	(76,449)	(76,449)

Balance at June 30, 2002	8,000,000	8,000	368,200	(248,300)	(104,049)	23,851

Value of services provided by
executive for office space
and management	—	—	18,000	—	—	18,000

Net loss for the year	—	—	—	—	(15,531)	(15,531)

Balance at June 30, 2003	8,000,000	8,000	386,200	(248,300)	(119,580)	26,320

Net loss for the year	—	—	—	—	(29,148)	(29,148)

Balance at June 30, 2004	8,000,000	$8,000	$386,200	$(248,300)	$(148,728)	$(2,828)

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended June 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30,
	2004	2003	2004

Cash flows from operating activities:
Net loss	$(29,148)	$(15,531)	$(148,728)

Adjustments to reconcile net loss to cash
provided by operating activities:
Value of services provided by executive	—	18,000	54,000
Increase in accounts payable	12,000	—	12,000
Decrease in accrued expenses and taxes
payable	(1,456)	(4,285)	(790)
Motion picture rights written off	33,400	—	33,400
Advance from related party-forgiveness of
Debt	(7,500)	—	(7,500)

Net cash provided by (used in)
operating activities	7,296	(1,816)	(57,618)

Cash flows from financing activities
Due from related parties	(53,583)	—	(53,583)
Advances from related parties	43,701	—	60,701
Repayment to related parties	—	—	(10,000)
Sale of common stock	—	—	60,000

Net cash provided by (used in)
financing activities	(9,882)	—	57,118

Net decrease in cash	(2,586)	(1,816)	(500)

Cash and cash equivalents – beginning of period	2,586	4,402	500

Cash and cash equivalents – end of period	$—	$2,586	$—

Cash paid during the year for:
Interest	$—	$—

Taxes	$555	$155

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company has been in the development stage since shortly after the discontinuance of the business of development and production of theatrical entertainment products. The Company has been primarily engaged in developing markets, initially for its film library through October, 2003, and subsequently to executive management and consulting in theatrical productions and film development projects. In November 2003, the Company began to provide services to Sibling Pictures, Inc. (“SPI”), a related company, in connection with its production of three films, currently in development. The Company also entered into a separate agreement with Sibling Entertainments, Inc. (“Sibling”), another related company, whereby Sibling assigned its management and consulting agreement with the New Denver Civic Theatre, Inc. to us beginning April 1, 2004.

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

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $148,728, respectively, at June 30, 2004, and $248,300 and $119,580, respectively, at June 30, 2003. The Company experienced a net loss of $29,148 and $15,531 for the years ended June 30, 2004 and 2003, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #7, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES

Several areas require management’s estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management’s estimates related to the valuation of motion picture rights acquired by the Company and the valuation of donated office space and services from an executive.

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

The estimated fair values of the Company’s financial instruments, both on and off the balance sheets as of June 30, 2004, approximated their carrying amounts.

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

Upon the change in control of the Company, in October, 2003, and consistent with the decision to terminate the pursuit of the distribution of the film library, the unamortized portion ($33,400) of the asset was written off.

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

	June 30,
	2004	2003

NUMERATOR FOR BASIC AND DILUTED LPS Net loss to common shareholders	$(29,148)	$(15,531)

DENOMINATOR FOR BASIC AND DILUTED LPS Weighted average shares of common stock outstanding	8,000,000	8,000,000

LPS – Basic and diluted	$(.00)	$(.01)

3.	RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC. (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000. The Company recognized revenue for these services in the amount of $33,333 for the year ended June 30, 2004. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated by the Company during the year ended June 30, 2004 was in support of long term ongoing efforts which in the motion picture industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI, which amounted to $33,333 at June 30, 2004, is at risk only if SPFLLC fails to raise sufficient capital. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

3.	RELATED PARTY TRANSACTIONS (Continued)

During April, 2004, the Company entered into an agreement with Sibling, whereby Sibling assigned to the Company a management and consulting agreement with the New Denver Civic Theatre, Inc., a Colorado not-for-profit corporation. The Company recognized revenue for these services in the amount of $20,250 for the year ended June 30, 2004. The agreement with the New Denver Civic Theatre was subsequently renewed directly with the Company on July 1, 2004.

The concentration of 100% of the Company’s revenues and related receivables as of and for the year ended June 30, 2004 as described above exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

DUE TO RELATED PARTIES

For the year ended June 30, 2003, the Company maintained its office facility rent-free within the residence of an executive. The executive donated the use of the office space and his services to the Company free of charge. Included in the accompanying financial statements are expenses of $1,500 per month relating to rent and services which will not be paid. Accordingly, $18,000 has been credited to additional paid-in capital based on management’s best estimate of the fair value of the office space and services provided.

In October, 2003, the Company entered into an agreement, renewable annually, with Sibling for office space, related utilities and management services. For the year ended June 30, 2004, these charges totaled $43,701: rent of $4,590, utilities of $1,591 and management services of $37,520.

LOAN PAYABLE AND FORGIVENESS OF DEBT

The Company was indebted to entities owned by the Company’s former president and a certain shareholder in amounts totaling $7,500 at June 30, 2003. These unsecured obligations bore interest at 8% and matured on June 30, 2002.

In October, 2003, with the change in ownership, the Company was released from its obligation to repay $7,500 plus accrued interest of $2,010 as of June 30, 2003 less subsequent repayments made of $2,550. The resulting forgiveness of debt of $6,960 is included on the statement of operations for the year ended June 30, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

4.	DEFERRED INCOME TAXES

The Company has a loss carryforward of approximately $173,000 at June 30, 2004 which may be offset against future taxable income. However, due to a change in control of the Company, the deductibility of these losses is subject to IRS Sec. 382 limitation. Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260 and the carryforward loss expires in the year 2023. In addition, at June 30, 2004, the Company has a capital loss carryover for income tax purposes of $33,000 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

5.	CHANGE IN CONTROL OF THE COMPANY

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

6.	WRITE-OFF OF INVESTMENT IN MOTION PICTURE RIGHTS

In November, 1999 the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand over the internet. The Company had unsuccessfully pursued other video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, and management’s focus on other revenue source opportunities unrelated to video-on-demand over the internet market, the motion picture rights were terminated. The write-off of the investment in motion picture rights in the amount of $33,400 is included in the statement of operations for the year ended June 30, 2004.

7.	SUBSEQUENT EVENTS

SALES OF UNREGISTERED EQUITY SECURITIES

In July, 2004 the Company entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. The Company will use the gross proceeds from this transaction for general working capital purposes.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

SALES OF UNREGISTERED EQUITY SECURITIES (Continued)

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

On November 18, 2004 we engaged Livingston, Wachtell & Co., LLP (“LW&Co”) as the principal accountant to audit our financial statements for the year ended June 30, 2004 and for the quarters ended September 30, 2004 and December 31, 2004. LW&Co were previously engaged, for the first time, on May 17, 2004 as the principal accountant to audit our financial statements for the year ended June 30, 2003 and for the quarters ended March 31, 2003, September 30, 2003, December 31, 2003 and March 31, 2004. During the two years previous to the earliest period provided above, and any subsequent period, we did not consult LW&Co regarding any of the items detailed in Regulation S-B 304(a)(2).

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

Subsequent Events

Change in Fees from the New Denver Civic Theatre, Inc.

Beginning September 1, 2004, our monthly revenue from the New Denver Civic Theatre, Inc. decreased to $6,600 per month, down $150, or 2%, from $6,750 per month, as a result of a the removal of all previously allocated salary incurred for the additional services of Richard Bernstein, President of the New Denver Civic Theatre, Inc.

Change in Fees to Sibling Entertainment, Inc.

Beginning September 1, 2004, our monthly fees paid to SEI decreased to $7,086 per month, down $2,000, or 22%, from $9,086 per month, as a result of the removal of management fees related to Richard Bernstein.

Sales of Unregistered Equity Securities

We have offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $100,000 has been sold under this offering. This offering will continue until December 31, 2004.

In Addition, the Company has commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $100,000, or 100,000 units (or 400,000 shares), was sold under this offering.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Investment in Theatrical Option

We invested $13,500 on September 13, 2004 in You’ve Got It All, L.P., a limited partnership formed to produce and present the theatrical stage production in New York City of the dramatic stage play entitled “The IT Girl” by BT McNicholl, Michael Small and Paul McKibbins scheduled to open on or about February 14, 2005. If the limited partnership is fully capitalized at $1,350,000 according to the partnership agreement, we would be entitled to receive one (1%) percent of distributions from the partnership until recoupment of the entire capitalization, plus one-half of one (0.50%) percent of the limited partnership net profit distributions. Our investment selected the option “Authorizing Immediate Use of Funds Not Waiving Refund.”   This production of “The IT Girl” as the first major production of this literary work and the limited partnership has the right to derive income from the New York City production as well as participate in additional interests and income granted by the author(s) from subsequent productions.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        (a.) Identify Directors and Executive Officers

As of June 30,2003 and we had an executive officer, as follows:

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

The background of our executive officers are as follows:

Mitchell Maxwell

Mitchell Maxwell has been involved in the entertainment business for over twenty-five years and has produced seven Broadway shows, twenty-seven Off-Broadway shows, four national tours, three West End shows and five independent films. He has built five entertainment companies, owned and operated two successful New York City restaurants, owned and operated three Off-Broadway theatres, and recently joined the board of directors of the DCT, while being instrumental in its re-birth. He currently serves as President of Sibling and as Chairman of the DCT in Denver, Colorado.

His productions have been honored with nominations for 10 Tony Awards, 6 Olivier Awards, 15 Outer Critics Circle Awards, 9 Drama Desk Awards and 3 Obie Awards. They have won the Tony, Drama Desk, Outer Critics Circle, and Obie Awards, as well as the 2000 Pulitzer Prize for Drama. Currently, his Company, Sibling, is one of the producers of “Brooklyn” which opened on Broadway October 21, 2004, currently running at the Plymouth Theater (New York).

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

Ms. Maxwell produced a controversial, groundbreaking independent film that broke box office records, she was an executive producer for cast albums for five of her projects and she co-founded three entertainment companies. Many projects are the result of creative and business collaboration with her brother, Mitchell Maxwell — and since 2001, as co-founder and Vice President of Sibling Entertainment, Inc. Currently, she is also on the Advisory Board of the WET Theatre Company, is the Creative Consultant for the Stamford Center for the Arts and a member of the Board of Directors of the DCT.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

Our executive officers did not receive compensation from us during the fiscal years ended June 30, 2004, 2003, and 2002. There are no employment contracts or agreements between us and our officers. We do not have any employee stock option or other incentive plans. We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2004, we did not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

As of the time of this filing, the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers is as follows:

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James S. Cardwell*	100,000	1.11%
17 East 126th Street, apt #4
NY, NY 10035

Barry Davis ROTH IRA***	615,000	6.65%
7281 Coral Cove Way
Boca Raton, FL 33496

A.B. Goldberg	1,000,000	11.07%
5997 South Holly St., #201
Greenwood Village, CO 80111

Malibu Holdings, LLC**	500,000	5.53%
2805 East Long Court
Littleton, CO 80121

Herbert Maxwell	599,756	6.64%
440 East 56th Street
New York, New York 10021

Victoria Maxwell	1,412,994	15.64%
202 East 21st Street, Apt 2B
New York, NY 10010

Sami Miro	640,000	7.08%
4582 S. Ulster Street, Ste 1501
Denver, CO 80237

NMG, LLC**	500,000	5.53%
2805 East Long Court
Littleton, CO 80121

Joseph Sierchio	495,200	5.48%
845 Third Avenue - 8th Floor
New York, New York 10022

Stan Tynski	1,739,334	19.25%
10200 East Girard Ave., Bldg. C, Ste 250
Denver, CO 80231

All directors, executive officers
and significant employees as a
group (2 people)	1,512,994	16.75%

*	James S. Cardwell is CFO of Amici Ventures, Inc.

**	A.B. Goldberg is a partner of NMG, LLC and Malibu Holdings, LLC.

***	Barry Davis ROTH IRA as nominee for VarGrowth Corporation.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Subsequently, we sold debentures to and signed subscription agreements with new investors totaling 400,000 shares of new issuances. Each of these new investors hold a 1% share or less of our total outstanding common stock.

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

Mr. Sierchio was a member of the firm of Eiseman, Levine, Lehrhaupt and Kakoyiannis PC, our legal counsel, for the year ended June 30, 2003 and continues to serve as our legal counsel as a partner of the firm Sierchio, Grecco and Grecco PC. We believe that the cost of the services provided by Mr. Sierchio are comparable to, or less than, the fees that we would have to pay to unrelated third parties providing similar services.

In October 2003, we entered into to an agreement with Sibling, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby Sibling in exchange for a monthly fee from us, agreed to: (1) permit us to use of Sibling’s offices and related use of phone, fax machines, computers and other office equipment ($525 per month for rent and $185 per month for utilities), and (2) Sibling would assign its management and consulting agreement with the DCT, a Colorado not-for-profit corporation, whereby we would earn $6,750 per month. The agreement with DCT was subsequently renewed directly with us on July 1, 2004.

We also entered into a separate agreement with SPI to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC (“SPFLLC”). SPI is a New York corporation wholly owned by Sibling. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware, limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,167 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

Per the change in control, were released from our then outstanding related party debts, including accrued interest.

Please see the subsequent events paragraph for other material related party transactions that occurred after June 30, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8K.

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT AND FILING REFERENCE

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File Number 333-60958 [the “Registration Statement”])

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement)

Exhibit 3.3	Restated Agreement with Dream LLC dated August 1, 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended June 30, 2004, 2003 and 2002 we incurred $12,000, $0, $6,500, respectively. Because under previous management of Mr. Russo, we were behind in our filings, the audit for the year ended June 30, 2003 was completed under the current management in November of 2004. The cost of the audit was $12,000. See the section “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for further discussion related to the engagement of accounting firm LW&Co in May 2004 to perform review and audit services for the years ended June 30, 2003 and 2004.

Tax Fees

For the year ended June 30, 2004, 2003 and 2002 we paid $0, $0 and $1,000, respectively to Richard Lucas, CPA for tax preparation services provided. For the years ended June 30, 2004 and 2003, our officers prepared the taxes.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell” —————————————	Chief Financial Officer	January 28, 2005
James S. Cardwell

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell” —————————————	Chief Financial Officer	January 28, 2005
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell” —————————————	President	January 28, 2005
Mitchell Maxwell