Form 10QSB
period 2004-09-30
AMICI VENTURES INC
filed 2005-02-09
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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
Common Stock, $.001 par value, 8,000,000 shares at September 30, 2004 and 9,035,000 shares at December 31, 2004. Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒.
1

AMICI VENTURES, INC. Form 10-QSB Quarter Ended September 30, 2003

INDEX

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
AMICI VENTURES, INC. CONDENSED BALANCE SHEETS	3
AMICI VENTURES, INC. CONDENSED STATEMENT OF OPERATIONS Unaudited	4
AMICI VENTURES, INC. CONDENSED STATEMENT OF CASH FLOWS Unaudited	5
AMICI VENTURES, INC. NOTES TO CONDENSED FINANCIAL STATEM ENTS Unaudited	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	11
A. Overview	11
B. Current Operations	12
C. Industry Analysis	13
D. Risk Factors	17
E. Operating Results for the Three Month Periods Ended September 30, 2003 and 2002:	19
Operating Results for the Quarters Ended September 30, 2003 and 2002:	19
Liquidity and Capital Resources:	19
ITEM 3. CONTROLS AND PROCEDURES	20
A. Evaluation of Disclosure Controls and Procedures:	20
B. Changes in Internal Control over Financial Reporting:	20
PART II – OTHER INFORMATION	21
ITEM 1. LEGAL PROCEEDINGS	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5. OTHER INFORMATION	21
A. Control of the Company:	21
B. Change in Business Plan and Operations:	21
C. Agreements between Related Parties	22
D. Conflicts of Interest and Control	22
ITEM 6. EXHIBITS	22
SIGNATURES	22
CERTIFICATIONS
2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheets of Amici Ventures, Inc. as of September 30, 2004 and 2003, the condensed statements of operations and cash flows for the three months ended September 30, 2004 and 2003 and the cumulative amounts since inception of development stage, July 1, 2000 to September 30, 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS Unaudited

Assets	Year End September 30,

	2004	2003

Current assets
Cash and cash equivalents	$14,634	$2,550
Due from related companies	66,513	—
Prepaid expenses	1,500	—

Total current assets	82,647	2,550

Fixed assets
Computer equipment	2,161	—

Other
Investment in motion picture rights	—	33,400
Investment in theatrical option	13,500	—

Total assets	$98,308	$35,950

Liabilities & Stockholders’ Equity

Current liabilities
Current portion on long term debt	$49,000	$—
Accounts payable	3,000	—
Accrued expenses and taxes payable	710	2,166

Due to related companies	9,900	7,500

Total current liabilities	62,610	9,666

Long term liabilities

Convertible debentures	21,000	—

Total liabilities	83,610	9,666

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 authorized shares;
8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	386,200	386,200
Common stock subscribed	20,000	—
Accumulated deficit	(248,300)	(248,300)

Deficit accumulated during development stage	(151,202)	(119,616)

Total stockholders’ equity	14,698	26,284

Total liabilities and stockholders’ equity	$98,308	$35,950

See accompanying Notes to Condensed Financial Statements.
3
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

	For The Three Months Ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1,2000 to September 30,
	2004	2003	2004

Revenue - related company
Executive producer and
consulting fees	$32,600	$—	$86,183

Expenses
General and administrative -
Management fees -
related company	25,258	—	100,778
Other	9,816	36	107,657

Write off of investment in
motion picture rights	—	—	33,400

	35,074	36	241,835

Operating loss	(2,474)	(36)	(155,652)
Interest expense	—	—	2,510

Loss before extraordinary item	(2,474)	(36)	(158,652)

Extraordinary item
Income from forgiveness
of debt	—	—	6,960

Net loss	$(2,474)	$(36)	$(151,202)

Loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding -
basic	8,000,000	8,000,000

See accompanying Notes to Condensed Financial Statements.
4
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	For The Three Months Ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2004	2003	2004

Cash flows from operating activities:
Net cash used in operating activities	$(12,974)	$(36)	$(70,592)

Cash flows from investing activities:
Purchase of computer equipment	(2,161)	—	(2,161)

Investment in theatrical option	(13,500)	—	(13,500)

Net cash used in investing activities	(15,661)	—	(15,661)

Cash flows from financing activities:
Due from related companies	(12,930)	—	(66,513)
Advances from related parties	9,900	—	70,601
Repayment to related parties	(43,701)	—	(53,701)
Issuances of convertible debentures	70,000	—	70,000
Proceeds from common stock subscription	20,000	—	20,000
Proceeds from sale of common stock	—	—	60,000

Net cash provided by financing
Activities	43,269	—	100,387

Net increase (decrease) in cash	14,634	(36)	14,134
Cash and cash equivalents – beginning of period	—	2,586	500

Cash and cash equivalents – end of period	$14,634	$2,550	$14,634

See accompanying Notes to Condensed Financial Statements.
5
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2004.

1. ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc., (the “Company”), is a corporation organized under the laws of New York State in September, 1995. The Company formed its AM Films division (“AMF”) in November 1999 coincident with its acquisition of broadband distribution rights to a library of approximately 150 motion pictures, intending to offer the library as video-on-demand for a fee over the Internet. References herein to the “Company”, “we”, “us” or “our” refer to Amici Ventures, Inc.

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

The Company has been in the development stage since shortly after the discontinuance of the business of development and production of theatrical entertainment products. The Company has been primarily engaged in developing markets, initially for its film library through October 2003 and subsequently to executive management and consulting in theatrical productions and film development projects. In November 2003, the Company began to provide services to Sibling Pictures, Inc. (“SPI”), a related company, in connection with its production of three films, currently in development. The Company also entered into a separate agreement with Sibling Entertainment, Inc., (“Sibling”), whereby Sibling assigned its management and consulting agreement with the New Denver Civic Theatre, Inc. to the Company beginning April 1, 2004. On July 1, 2004, the New Denver Civic Theatre renewed the consulting agreement with the Company.

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

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at September 30, 2004 amounted to $248,300 and $151,202, respectively, and the Company experienced net losses of $2,474 and $36, for the three months ended September 30, 2004 and 2003, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Notes 5, 6 and 8. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

6
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management’s estimates related to the valuation of motion picture rights acquired by the Company and the valuation of related company services.

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

The estimated fair values of the Company’s financial instruments, both on and off the balance sheets as of September 30, 2004, approximated their carrying amounts.

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

7
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

LOSS PER COMMON SHARE

The Company presents “basic” loss per common share and, if applicable, ”diluted” per common share pursuant to the provisions of Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted loss per common share is similar to that of basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares such as those issuable upon the exercise of stock warrants and subscriptions issued during the period.

During the three months ended September 30, 2004, the Company issued a subscription and debentures convertible into 370,000 shares of common stock. Since the Company had losses in 2004 and 2003, the assumed effects of the exercise of stock warrants and the subscription were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying condensed statements of operations.

3. RELATED PARTY TRANSACTIONS

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC, (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000. The Company recognized revenue for these services in the amount of $12,500 for the three months ended September 30, 2004. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated to date by the Company was in support of long term ongoing efforts which in the motion picture industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI, which amounted to $45,833 at September 30, 2004, is at risk only if SPFLLC fails to raise sufficient capital. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., a Colorado not-for-profit corporation. The Company recognized revenue for these services in the amount of $20,100 for the three months ended September 30, 2004.

Due from related parties at September 30, 2004, includes an advance of $20,680 to Sibling.

The concentration of 100% of the Company’s revenues and related receivables as of September 30, 2004 as described above exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

Since October, 2003, the Company has an agreement with Sibling for office space, related utilities and management services. For the three months ended September 30, 2004, these charges totaled $27,389: rent of $1,575, utilities of $556 and management services of $25,258.

Due to related companies includes an advance of $9,900 for future consulting services.

8
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

4. INVESTMENT IN THEATRICAL OPTION

On September 13, 2004, we invested $13,500 in You’ve Got It All, L.P., a limited partnership formed to produce and present the theatrical stage production in New York City of the dramatic stage play entitled “The IT Girl” by BT McNicholl, Michael Small and Paul McKibbins scheduled to open on or about February 14, 2005. If the limited partnership is fully capitalized at $1,350,000 according to the partnership agreement, we would be entitled to receive one (1%) percent of distributions from the partnership until recoupment of the entire capitalization, plus one-half of one (0.50%) percent of the limited partnership net profit distributions. Standard options offered, within theatrical investment offerings of this kind, provide investors with several choices on how funds received from the investors are utilized. The Company selected the option “Authorizing Immediate Use of Funds Not Waiving Refund.” Should the project be abandoned prior to its achieving full capitalization of the partnership, recoupment of the Company’s investment would be dependent upon the general partner’s financial ability to refund our investment. This production of “The IT Girl”, as the first major production of this literary work, and the limited partnership has the right to derive income from the New York City production as well as participate in additional interests and income granted by the author(s) from subsequent productions.

5. LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures will be convertible at the option of the holder into the Company’s common stock at a conversion price of $.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement. This offering will continue until December 31, 2004.

At the time of filing, an aggregate principal amount of $100,000 has been issued under this offering. As of September 30, 2004, an aggregate principal amount of $70,000 has been issued under this offering entitling the holders to convert into 280,000 shares of the Company’s common stock.

As of the time of this filing, the Company’s common stock is not quoted for trading in a public market, therefore as of February 1, 2004, the Company began making the minimum required repayments in the aggregate of $1,400 per week. Therefore, $49,000 has been included in current portion of long term debt. Maturity of the remaining balance of $21,000 is due in the subsequent 12 month period ended September 30, 2005.

6. STOCKHOLDERS’ EQUITY

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $100,000, or 100,000 units (or 400,000 shares), was sold under this offering.

COMMON STOCK SUBSCRIBED

On September 29, 2004, the Company issued a subscription of $20,000 (or 20,000 units) entitling, upon accreditation, the investor to purchase 80,000 shares of common stock at $0.25 per share. Included with the related issuance are 20,000 warrant units entitling the investor to purchase at $0.50 per share an additional 10,000 shares. Upon accreditation, if this investor should exercise all of his warrants, he would own a total of 90,000 shares.

9
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

7. DEFERRED INCOME TAXES

The Company has a net operating loss carryforward for income taxes of approximately $176,000 as of September 30, 2004 which may be offset against future taxable income. However, due to a change in control of the Company, the deductibility of these losses is subject to IRS Sec. 382 limitation. Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260 and the carryforward loss expires in the year 2023. In addition, at September 30, 2004, the Company has a capital loss carryover for income tax purposes of $33,000 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

8. SUBSEQUENT EVENTS AND COMMITMENTS

The Company has entered into two agreements with Var Growth Corporation on November 4, 2004 and November 23, 2004 to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares were recorded as compensation at fair market value on the dates of issuance at the price of $0.25 per share, or $93,750 in the aggregate.

10
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ending September 30, 2004, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

11
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

12
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

In addition, we were awarded a contract and agreed to provide consulting services to SPI (a wholly owned subsidiary of SEI) to assist it in the development of our film production business. To reduce the costs of our Executive and Management staff and related overheads, SEI agreed to provide such services as deemed necessary by us for a fee at arm’s length for similar services that would be provided in the industry. To develop our theatrical consulting and management division, we acquired from SEI a management agreement consulting the New DCT which has since been renewed directly by us.

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

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off- Broadway) and London’s West Side. Over the several decades, the theater business in North America has grown rapidly in markets outside New York City (“touring markets”) as well as numerous independent professional theatres for the production of smaller “sit-down” productions. In addition, the numbers of new notfor- profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

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
13
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

Regional Professional and “not-for-profit” Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and “not-for profit” theatres through the United States will play a strategic roll in our growth. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that we can derive participation as a producer similar to the fees and income derived as a Broadway or Off- Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without our ability to successfully test early versions of new works in regional theatres.

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

14
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

Historically, the largest companies, or the so-called “Majors” or “Major Studios,” have dominated the motion picture industry by both producing and distributing in the United States a majority of those theatrical motion pictures which generate significant box office receipts. Over the past decade, however, “Independents” – smaller film production and distribution companies - have played an increasingly significant role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and postproduction facilities), have a nationwide or orldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions, which are promoted as Independent distributors of motion pictures. These Independent divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

The Independents typically do not own production studios or employ as large a development or production staff as the Majors. Further, the Independents typically produce fewer motion pictures at substantially lower average production costs than the Majors.

15
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

D. Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2001, 2002 and 2003. Our accumulated deficit and deficit accumulated during the development stage at September 30, 2004 amounted to $248,300 and $151,202, respectively, and we experienced a net loss of $2,474 and $36, for the three month period ended September 30, 2004 and 2003, respectively. We will need additional resources to finance its future operations, including compliance with SEC reporting requirements. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.	Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell.

3.	Control of Company. Our six largest shareholders own 5,892,084 shares, approximately 74% of our existing issued and outstanding stock at September 30, 2004. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

7.	No Dividends. We have never paid any cash dividends on our Common Stock and have no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.
16
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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
17
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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
18
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

E.   Operating Results for the Quarters Ended September 30, 2004 and 2003:

Revenues – Revenues for the three months ended September 30, 2004 equaled $32,600. We, through the efforts of our officers and directors, earns fees for production work performed (currently $4,167/month, starting in November 2003) on three films in development. In addition, we earn fees from providing consulting services to the DCT (currently $6,600/month, starting in September 2004, and previously $6,750/month, starting April 1, 2004).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2004 were $35,074 compared to $36 during the three months ended September 30, 2003 representing an increase of $35,038. This increase was primarily attributable to office rent and utility expenses, management services fees and legal fees, which we did not incur in the three months ended September 30, 2003.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended September 30, 2004 of $2,474 compared to $36 for the three months ended September 30, 2003 is primarily due to the office rent and utility expenses, management services fees and legal fees, which we did not incur in the three months ended September 30, 2003.

Liquidity and Capital Resources:

At September 30, 2004 we had $14,634 in cash, compared to $2,550 available at September 30, 2003. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We will not incur additional costs associated with negotiating new distribution deals or acquiring new motion picture rights as we have abandoned that business in October of 2003.

During and subsequent to the quarter ended September 30, 2004, we have increased our finances through the issuance of convertible debentures to various third parties. See Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

19
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

20
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

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

Please refer to our 8K filed December 23, 2004 for further details concerning the terms of these offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

A.   Agreements between Related Parties

In October 2003, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from us agreed to: (1) permit us the use of SEI’s offices and related use of phone, fax machines, computers and other office equipment, and (2) SEI would assign its management and consulting agreement with the DCT, a Colorado not-for-profit corporation. The agreement with DCT was subsequently renewed directly with us on July 1, 2004.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated into with parties at arm’s length.

21
AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited

C.   Conflicts of Interest

Our officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of both theatrical production and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including SEI. where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors.

ITEM 6.   EXHIBITS

(a) Exhibits: None

(b) Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date: February 9, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: February 9, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer
22