Form 10QSB/A
period 2004-09-30
AMICI VENTURES INC
filed 2005-02-17
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

COMMON STOCK SUBSCRIBED

On September 29, 2004, the Company issued a subscription of $20,000 entitling, upon accreditation, the investor to purchase 80,000 shares of common stock at $0.25 per share.

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

ITEM 6.   EXHIBITS

(a) Exhibits: None

(b) Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to its report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date: February 17, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: February 17, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer
22