Form 10QSB
period 2004-12-31
AMICI VENTURES INC
filed 2005-02-23
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

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

Common Stock, $.001 par value, 8,000,000 shares at December 31, 2004 and 9,035,000 shares at
December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes |_| NO |X|.

1

AMICI VENTURES, INC. Form 10-QSB Quarter Ended December 31, 2004

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheets of Amici Ventures, Inc. as of December 31, 2004 and 2003, the condensed statements of operations for the six and three months ended December 31, 2004 and 2003 and the cumulative amounts since inception of development stage July 1, 2000 to December 31, 2004, and statements of cash flows for the six months ended December 31, 2004 and 2003 and cumulative amounts since inception of development stage July 1, 2000 to December 31, 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

Assets
Current assets
Cash and cash equivalents	$55,827	$—
Due from related companies	59,900	1,822
Prepaid expenses	400	—

Total current assets	116,127	1,822

Fixed assets
Computer equipment, net of accumulated depreciation	3,571	—

Other
Investment in related company stock	190,000	—
Investment in theatrical options and rights	21,500	—

Total	211,500	—

Total assets	$331,198	$1,822

Liabilities & Stockholders’ Equity

Current liabilities
Current portion of long term liabilities	$67,200	$—
Accounts payable	22,985	—
Accrued expenses and taxes payable	1,055	808
Due to related companies	6,293	—

Total current liabilities	97,533	808

Long term liabilities
Convertible debentures	32,800	—
Loan payable	40,000	—

Total liabilities	170,333	808

Stockholders’ equity
Common stock, $.001 par value;
30,000,000 authorized shares;
9,035,000 shares issued and outstanding	9,035	8,000
Additional paid-in capital	648,915	386,200
Common stock subscribed	45,000	—
Accumulated deficit	(248,300)	(248,300)
Deficit accumulated during development stage	(293,785)	(144,886)

Total stockholders’ equity	160,865	1,014

Total liabilities and stockholders’ equity	$331,198	$1,822

See accompanying Notes to Condensed Financial Statements.
3

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

	For The Six Months Ended December 31,		For The Three Months Ended December 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31,
	2004	2003	2004	2003	2004

Revenue - related company
Executive producer and
consulting fees	$56,567	$8,333	$23,967	$8,333	$110,150

Expenses
General and administrative –
Professional fees	137,663	—	132,663	—	206,978
Management fees -
related company	46,516	4,661	21,258	4,661	122,036
Other	17,445	2,538	12,629	2,502	45,971

Write off of investment in
motion picture rights	—	33,400	—	33,400	33,400

	201,624	40,599	166,550	40,563	408,385

Operating loss	(145,057)	(32,266)	(142,583)	(32,230)	(298,235)

Interest expense	—	—	—	—	2,510

Loss before extraordinary item	(145,057)	(32,266)	(142,583)	(32,230)	(300,745)

Extraordinary item
Income from forgiveness
of debt	—	6,960	—	6,960	6,960

Net loss	$(145,057)	$(25,306)	$(142,583)	$(25,270)	$(293,785)

Loss per common share – basic	$(0.02)	$(0.00)	$0.02)	$(0.00)

Weighted average number of
common shares outstanding - basic	8,247,772	8,000,000	8,495,543	8,000,000

See accompanying Notes to Condensed Financial Statements.
4

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31,
	For The Six Months Ended December 31,
	2004	2003	2004

Cash flows from operating activities:
Net cash used in operating activities	$(40,217)	$(36)	$(97,835)

Cash flows from investing activities:
Purchase of computer equipment	(3,731)	—	(3,731)
Investment in related company common
Stock	(180,000)		(180,000)
Investment in theatrical options and rights	(21,500)	—	(21,500)

Net cash used in investing activities	(205,231)	—	(205,231)

Cash flows from financing activities:
Due from related companies	(16,317)	—	(69,900)
Advances from related parties	17,900	—	78,601
Repayment to related parties	(55,308)	(2,550)	(65,308)
Issuances of convertible debentures	100,000	—	100,000
Loan paybale	40,000	—	40,000
Proceeds from common stock subscriptions	45,000	—	45,000
Proceeds from sale of common stock	170,000	—	230,000

Net cash provided by (used in)
financing activities	301,275	(2,550)	358,393

Net increase (decrease) in cash	55,827	(2,586)	55,327

Cash and cash equivalents – beginning of period	—	2,586	500

Cash and cash equivalents – end of period	$55,827	$—	$55,827

Supplemental disclosure of non-cash activities: Stock issued for services	$93,750	$—

Conversion of due from related company to Investment in related company common stock	$10,000	$—

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months and three months ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2004.

1.  ORGANIZATION AND NATURE OF OPERATIONS

Amici Ventures, Inc. (“the Company”) was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Amici Ventures, Inc.

The Company will seek to operate specific divisions through wholly owned subsidiaries, each of which will be focussed on a particular segment of the entertainment industry. Each division will be developed internally as well as through acquisitions of production companies engaged in similar activities. The primary divisions shall be aligned with key entertainment industries including: film production, theatre production, entertainment based real estate and music publishing and distribution. The Company will seek to coordinate efforts between each division to provide optimal development for each project.

Each project (live entertainment, plays, musicals, independent films or other commercial exploitation) will be placed into a limited partnership (or other entity) sponsored and managed by the Company, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of officers and directors of the Company during their careers. The origination, management and administrative fees the Company charged each project, together with payment of royalties and distributions of profits from retained interests, is intended to be the primary source of revenues.

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

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2004 amounted to $248,300 and $293,785, respectively. The Company experienced net losses of $145,057 and $25,306 for the six months ended December 31, 2004 and 2003, and $142,583 and $25,270 for the three months ended December 31, 2004 and 2003, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Notes 6, 7 and 9. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSS PER COMMON SHARE

The Company presents “basic” loss per common share and, if applicable, “diluted” per common share pursuant to the provisions of Statement of Financial Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted loss per common share is similar to that of basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares such as those issuable upon the exercise of stock warrants and subscriptions issued during the period.

During the six months ended December 31, 2004, the Company issued subscriptions and debentures convertible into 740,000 shares of common stock. In addition, 100,000 warrants have been issued and 25,000 warrants are issuable upon accreditation of subscriptions received entitling these parties upon exercise of their purchase warrants to an additional 125,000 shares at $0.50 per share. Since the Company had losses in 2004 and 2003, the assumed effects of the exercise of stock warrants and the subscription were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying condensed statements of operations.

3.  RELATED PARTY TRANSACTIONS

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC, (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000 which ended October, 2004. The Company recognized revenue for these services in the amount of $16,667 and $4,167 for the six months and three months ended December 31, 2004, and $8,333 for both the six months and three months ended December 31, 2003, respectively. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated to date by the Company was in support of long term ongoing efforts which in the motion picture industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI, which amounted to $50,000 at December 31, 2004, is at risk only if SPFLLC fails to raise sufficient capital. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., a Colorado not-for-profit corporation. The Company recognized revenue for these services in the amount of $39,900 and $19,800 for the six months and three months ended December 31, 2004, respectively.

Due from related parties at December 31, 2004 includes receivables for services billed to the related companies, New Denver Civic Theatre of $9,900 and SPI of $50,000. The concentration of 100% of the Company’s revenues and related receivables as of December 31, 2004 as described above exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

Since October, 2003, the Company has an agreement with Sibling for office space, related utilities and management services. For the six months ended December 21, 2004, these charges totaled $51,001: rent of $3,150, utilities and miscellaneous of $1,335, and management services of $46,516.

Due to related companies includes an advance of $6,293 from Sibling.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

4.  INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with Sibling whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in Sibling over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of December 31, 2004, the Company had invested an aggregate of $190,000 and received 380,000 shares of common stock at $0.50 per share. On December 22, 2004, the Company and Sibling entered into a non binding letter of intent intended to summarize the principal terms of a proposal being considered by the Company regarding its possible acquisition of all of the outstanding capital stock of Sibling either through the merger of Sibling with and into a wholly-owned subsidiary of the Company or through a direct share exchange agreement.

5.  INVESTMENT IN THEATRICAL OPTIONS AND RIGHTS

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. For the six months ended December 31, 2004, the Company has invested a total of $21,500 in three productions.

6.  LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement.

As of December 31, 2004, an aggregate principal amount of $140,000 has been issued under this offering entitling the holders to convert to 560,000 shares of the Company’s common stock.

As of the time of this filing, the Company’s common stock is not quoted for trading in a public market. Therefore, as of February 1, 2005, the Company began making the minimum required repayments in the aggregate of $1,400 per week on $70,000 of matured debentures. Therefore, $67,200 has been included in current portion of long term liabilities. Maturity of the remaining balance of $32,800 will be due in the subsequent 12 month period ended December 31, 2006 if the Company’s shares are not trading in the open market at the time when these debentures will mature.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

7.  COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the three months ended December 31, 2004, an aggregate principal amount of $100,000 comprising 100,000 units (or 400,000 shares) was sold under this offering. Included with the related issuances are 100,000 warrant units entitling the investors to purchase at $0.50 per share an additional 100,000 shares.

On October 14, 2004, the Company sold 100,000 shares at $0.30 per share, or $30,000.

On October 14 and 18, 2004, the Company sold 160,000 shares at $0.25 per share, or $40,000.

8.  STOCK COMPENSATION

The Company has entered into two agreements with Var Growth Corporation, on November 4, 2004 and November 23, 2004, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares cover the contractual period of October 1, 2004 until September 30, 2005. The expense was recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $93,750 in the aggregate.

9.  COMMON STOCK SUBSCRIBED

During the three months ended December 31, 2004, subscriptions to common stock of $25,000 (or 25,000 units) were issued by the Company entitling, upon accreditation, the investor to purchase 100,000 shares of common stock at $0.25 per share. Included with the related issuances are 25,000 warrant units entitling the investors to purchase at $0.50 per share an additional 25,000 shares. Upon accreditation, if these investors should exercise all of their warrants, they would own a total of 125,000 shares.

10.  DEFERRED INCOME TAXES

The Company has a net operating loss carry forward for income taxes of approximately $318,000 as of December 31, 2004, an increase of $145,000 during the six months ended December 31, 2004. This may be offset against future taxable income. However, due to a change in control of the Company, the deductibility of these losses is subject to IRS Sec. 382 limitation. The Company has accumulated approximately $145,000.00 of net operating losses since the change in control of the Company which are not subject to Sec. 382 limitation. Under the limitation, approximately $173,000 of the net operating losses was attributed to the period prior to the date of ownership change (“prior losses”) and subject to the limitation. Furthermore, the maximum annual amount of prior losses which may be used to offset future taxable income is limited to $4,260 and this annual limitation is subject to the limitation due to expire in the year 2023. In addition, at December 31, 2004, the Company has a capital loss carryover for income tax purposes of $33,000 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

11.  SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

On February 1, 2005, we issued a total of 60,000 shares of common stock to two accredited investors, for $15,000.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the six and three month period ending December 31, 2004, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

A.  Overview

Amici Ventures, Inc. was organized in 1995. We are engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Amici Ventures, Inc.

Our strategy is to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of our officers and directors during their careers. The origination, management and administrative fees we charged each project, together with payment of royalties and distributions of profits from retained interests, was intended to be the primary source of our revenues.

We have entered into a letter of agreement with Sibling Entertainment, Inc. on December 22, 2004 to merge.

We will seek to develop specific divisions through both internal developments as well as through acquisitions of production companies engaged in similar activities. The primary divisions shall align with key entertainment industries including: film production, theatre production, entertainment based real estate and music publishing and distribution. We will seek to coordinate efforts between each division to provide optimal development for each project.

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) B. Current Operations We are currently engaged in the following:

•	the purchase and exploitation of literary rights for the production of both film and live-stage properties including;

•	the development of an independent film production business;

•	the development of a live-stage theatrical production business;

•	the management consulting agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (A not-for-profit organization) where VM, MM and JC also serve as members of its board of directors. ;

•	the consulting agreements with independent theatrical and/or film production companies including Sibling Pictures, Inc. (see related parties). ;

•	the acquisition of, or management of theatrical real estate,

•	the alliances with companies that currently possess rights or agreements desired by us including Sibling Entertainment, Inc. (see related parties). ,

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing by following the natural synergies that exist between each industry and their components. It is sometimes difficult to develop a new theatrical project without securing the venue; owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, it will be able to rent our venues creating a source of sustaining income.

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

D.  Industry Analysis

Our entertainment business plan encompasses several different specific industries unique within their own disciplines. These will include our primary production commercial “for-profit” of live-theatre for Broadway, plus other regional productions in professional theatres, the production of independent feature films, the management and ownership of live-stage theatrical real estate venues and the consulting of “not-for-profit” and professional theatres.

The following is a brief overview of the different industry venues in which we intend to operate or have commenced operations.

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off- Broadway) and London’s West Side. Over the last several decades, the theater business in North America has grown rapidly in markets outside New York City (“touring markets”) as well as numerous independent professional theatres for the production of smaller “sit-down” productions. In addition, the number of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

New theatres and the “rebirth” of the Time Square area of New York City and the subsequent increase in tourism have generated more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continues to increase, all of these influences, changes and product development taking place including the ongoing changes in Times Square, the participation of the business giants and the promotion of all of live entertainment can only affect us positively.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

decades. In 1961, there were approximately, 16 not-for-profit theatre companies. Today this number has grown to 1,200 companies. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for the majority of the tickets sold in a season. A substantial component of the total tickets sold are purchased by group theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

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

In addition, the ownership of theatres imposes demands of its owners between staffing, their management and the selection of shows that will be allowed to perform within its space(s). In addition, authors and composers seeking to develop their works frequently consult both producers and general managers to assist them in the process of producing or coordinating the process of development to the ultimate commercial production on Broadway. Many not-for-profit theatre and other professional theatres have outside consultants to assist in the management of the theatres as well as planning and seeking literary properties and enhancement financing to allowing regional theatres to participate in the development of a Broadway bound production. It is our belief that both current contracts to consult with theatres and attempts to secure additional contracts will be achieved.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

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

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and postproduction facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions, which are promoted as Independent distributors of motion pictures. These Independent divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures).

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

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2002, 2003 and 2004. Our accumulated deficit and deficit accumulated during the development stage at December 31, 2004 amounted to $248,300 and $293,785, respectively, and we experienced a net loss of $145,057 and $25,306, for the six months ended December 31, 2004 and 2003, respectively. We will need additional resources to finance its future operations, including compliance with SEC reporting requirements. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.	Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell.

3.	Control of Company. Our six largest shareholders own 6,007,084 shares, approximately 66.5% of our existing issued and outstanding stock at December 31, 2004. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

7.	Except for minor investments in two theatrical projects and one film project, we are not the producer, general partner or managing member of such projects. In addition, we have no significant projects under development at the present time. Although we are seeking to acquire rights film and/or theatrical properties for production, we have not to date entered into any agreements for such acquisition.
15

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)

8.	No Dividends. We have never paid any cash dividends on our Common Stock and have no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.

9.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision by us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

10.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

11.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

12.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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
16

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)

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
17

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)

enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations or financial condition.

E.	Operating Results for the Six Months Ended December 31, 2004 and 2003:

Revenues – Revenues for the six months ended December 31, 2004 comprised of $16,667 from SPI and $39,900 from DCT, totalling $56,567. We, through the efforts of our officers and directors, earn fees for production work performed ($4,167/month, starting in November 2003) on three films in development. In addition, we earn fees from providing consulting services to the DCT (currently $6,600/month, starting in September 2004, and previously $6,750/month).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2004 were $201,624 compared to $7,199 during the six months ended December 31, 2003 representing an increase of $194,425. This increase was attributable to six months of office rent expenses, utility expenses, and management services fees, which we incurred less than three months of in the six months ended December 31, 2003. Other significant factors include professional fees of $137,663 (legal fees, $21,913; accounting fees, $22,000; consulting fees, $93,750) which were expenses we did not incur in the six months ended December 31, 2003.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the six months ended December 31, 2004 of $145,057 compared to $25,306 for the six months ended December 31, 2003 is primarily due to the office rent, utility expenses and management services fees, which we only incurred one month of in the six months ended December 31, 2003, and legal fees, and consulting fees, which we did not incur in the six months ended December 31, 2003.

Operating Results for the Quarters Ended December 31, 2004 and 2003:

Revenues – Revenues for the three months ended December 31, 2004 comprised of $4,167 from SPI and $19,800 from DCT, totalling $23,967. We, through the efforts of our officers and directors, earns fees for production work performed ($4,167/month, starting in November 2003) on three films in development. In addition, we earn fees from providing consulting services to the DCT (currently $6,600/month, starting in September 2004, and previously $6,750/month).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2004 were $166,550 compared to $7,163 during the three months ended December 31, 2003 representing an increase of $159,387. This increase was attributable to three months of office rent expenses, utility expenses, and management services fees, which we incurred less than three months of in the three months ended December 31, 2003. Other significant factors include professional fees of $132,663 (legal fees, $16,913; accounting fees $22,000, consulting fees, $93,750) which were expenses we did not incur in the three months ended December 31, 2003.

Net Loss  –  Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended December 31, 2004 of $142,583 compared to $25,270 for the three months ended December 31, 2003 is primarily due to the office rent, utility expenses and management services fees,

18

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

which we only incurred one month of in the three months ended December 31, 2003, and legal fees, and consulting fees, which we did not incur in the three months ended December 31, 2003.

Liquidity and Capital Resources:

At December 31, 2004 we had $55,827 in cash, compared to $0 available at December 31, 2003. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses.

During and subsequent to the quarter ended December 31, 2004, we have increased our finances through the issuance of common stock and convertible debentures to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – We have offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $100,000 has been sold under this offering. This offering expired December 31, 2004.

In addition, we have commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $140,000, or 140,000 units (or 560,000 shares), was sold under this offering.

Please refer to our 8K filed December 23, 2004 for further details concerning the terms of these offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

A.  Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share. Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Then Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated into with parties at arm’s length.

B.  Subsequent Events

Issuance of Common Stock

On February 1, 2005, we issued a total of 60,000 shares of common stock to two accredited investors, for $15,000.

Change in Legal Fees

On January 1, 2005, we entered into an agreement with Sierchio, Greco & Greco, LP (“SGGLP”), our attorneys, to pay them a flat rate rather than on a per bill basis, whereby we will pay SGGLP a fixed, monthly retainer in the amount of $5,500, beginning February 1, 2005.

21

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

C.  Conflicts of Interest

Our officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of theatrical productions and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including SEI, where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors.

ITEM 6.  EXHIBITS

(a)  Exhibits: None

(b)  Reports: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICI VENTURES, INC.
(Registrant)

Date: February 22, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: February 22, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer
22