Form 10QSB
period 2005-03-31
AMICI VENTURES INC
filed 2005-05-23
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB (Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

Common Stock, $.001 par value, 8,000,000 shares at March 31, 2004 and 9,765,000 shares at May 3, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒

1

AMICI VENTURES, INC. Form 10-QSB Quarter Ended March 31, 2005 INDEX

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheets of Amici Ventures, Inc. as of March 31, 2005, the condensed statements of operations for the nine months and three months ended March 31, 2005 and 2004 and the cumulative amounts since inception of the development stage July 1, 2000 to March 31, 2005, and statements of cash flows for the nine months ended March 31, 2005 and 2004 and cumulative amounts since inception of the development stage July 1, 2000 to March 31, 2005 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
Unaudited

	Mar 31, 2005	Mar 31, 2004

Assets
Current assets
Cash and cash equivalents	$37,811	$—
Due from related parties	56,600	$6,697
Prepaid expenses	2,117	—

Total current assets	96,528	6,697

Fixed assets
Computer equipment, net of accumulated depreciation	3,384	—

Other Assets
Investment in related company stock	270,000	—
Investment in productions	8,000	—

Total Other Assets	278,000	—

Total assets	$377,912	$6,697

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$11,787	$—
Accrued expenses and taxes payable	710	913
Due to related parties	6,293	—
Current portion of long term debentures	132,200	—

Total current liabilities	150,990	913

Long term convertible debentures	2,200	—

Total Liabilities	153,190	913

Stockholders’ equity
Common Stock, $.001 par value 30,000,000 authorized shares; 9,635,000 shares issued and outstanding	9,635	8,000
Additional paid-in capital	798,315	386,200
Accumulated deficit	(248,300)	(248,300)
Deficit accumulated during development stage	(334,928)	(140,116)

Total stockholders’ equity	224,722	5,784

Total liabilities and stockholders’ equity	$377,912	$6,697

See accompanying Notes to Condensed Financial Statements.
3

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS Unaudited

					Cumulative Amounts Since Inception of Development Stage, July, 2000 to March 31, 2005
	For the Nine Months Ended March 31,
			For the Three Months Ended March 31,

	2005	2004	2005	2004

Revenue
Executive producer fees	$16,667	$20,833	$—	$12,500
Consulting fees	59,700	—	19,800	—

Total revenue	76,367	20,833	19,800	12,500	129,950
General and administrative
Professional fees	158,688	—	21,025	—	228,003
Management fees	67,774	10,261	21,258	5,600	143,294
Other	36,105	4,668	18,660	2,130	64,631
Write off of investment in motion picture rights	—	33,400	—	—	33,400

Operating loss	(186,200)	(27,496)	(41,143)	4,770	(339,378)
Interest expense	—	—	—	—	2,510

Loss before extraordinary item	(186,200)	(27,496)	(41,143)	4,770	(341,888)

Extraordinary item
Income from forgiveness of debt	—	6,960	—	—	6,960

Net loss	$(186,200)	$(20,536)	$(41,143)	$4,770	$334,928

Loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	8,575,385	8,000,000	9,239,045	8,000,000

See accompanying Notes to Condensed Financial Statements.
4

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	Nine months ended March 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31,

	2005	2004	2005

Cash flows from operating activities
Net cash used in operating activities	(185,345)	(36)

	(185,345)	(36)	(244,154)
Cash flows from investing activities
Purchase of computer equipment	(3,384)	—	(3,384)
Investment in productions	(8,000)	—	(8,000)
Investment in related company common stock	(270,000)	—	(270,000)
Motion picture rights acquired	—	—	33,400

Net cash used in investing activities	(281,384)	—	(247,984)

Cash flows from financing activities
Due from related companies	(49,903)	—
Due to related parties	6,293	(2,550)	(500)
Issuances of convertible debentures	134,400	—	2,200
Proceeds from sale of common stock	413,750	—	527,750

Net cash provided (used) in financing activities	504,540	(2,550)	529,450

Net increase (decrease) in cash	37,811	(2,586)	37,311

Cash and cash equivalents, beginning of period	—	2,586	500

Cash and cash equivalents, end of period	$37,811	$—	$37,811

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months and three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2004.

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

The Company will seek to operate specific divisions through wholly owned subsidiaries, each of which will be focused on a particular segment of the entertainment industry. Each division will be developed internally as well as through acquisitions of production companies engaged in similar activities. The primary divisions shall be aligned with key entertainment industries including: film production, theatre production, entertainment based real estate and music publishing and distribution. The Company will seek to coordinate efforts between each division to provide optimal development for each project.

Each project (live entertainment, plays, musicals, independent films or other commercial exploitation) will be placed into a limited partnership (or other entity) sponsored and managed by the Company, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of officers and directors of the Company during their careers. The origination, management and administrative fees the Company charges each project, together with payment of royalties and distributions of profits from retained interests, is intended to be the primary source of revenues.

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

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at March 31, 2005 amounted to $248,300 and $334,928, respectively. The Company experienced net losses of $186,200 and $20,536 for the nine months ended March 31, 2005 and 2004, and net losses of $41,143 versus a net profit of $4,770 for the three months ended March 31, 2005 and 2004, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Notes 6, 7 and 9. However, no assurance can be given that the Company will continue to be successful in its financing activities.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2005, the Company issued subscriptions and debentures convertible into 2,325,000 shares of common stock. In addition, 250,000 warrants have been issued. Since the Company had losses in 2004 and 2003, the assumed effects of the exercise of stock warrants and the subscription were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying condensed statements of operations.

3. RELATED PARTY TRANSACTIONS

In November, 2003, the Company entered into an agreement with Sibling Pictures, Inc. (“SPI”) to consult in the development and production efforts of independent films undertaken by SPI and its 100% owned subsidiary Sibling Pictures Fund, LLC, (“SPFLLC”). The agreement provides executive consulting revenues in the amount of $4,167 per month up to a maximum of $50,000. The Company has not completed its services under this agreement. The Company recognized revenue for these services in the amount of $16,667 and $0 for the nine months and three months ended March 31, 2005, respectively. The arrangement agreed to by the parties includes a condition of contingency in the collection of the receivable from SPI which is based on the availability of funds generated by the first capitalization of SPFLLC’s funding of film projects. The consulting revenue generated to date by the Company was in support of long term ongoing efforts which in the motion picture industry are normally entered into well in advance of a film’s finance, production, or sale and subsequent release in the independent feature film exhibition and distribution markets. Thus, this limitation as to the collectibility of the receivable from SPI, which amounted to $50,000 at March 31, 2005, is at risk only if SPFLLC fails to raise sufficient capital. On February 28, 2005, SPI entered into an agreement with J.P Turner & Company, LLC to provide brokerage services related to the funding capitalization of SPFLLC up to $3.8 million for the production of three independent films. Management believes, based on its past experience, the uncertainty of collection of the related party receivable is unlikely.

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., a Colorado not-for-profit corporation. The Company recognized revenue for these services in the amount of $59,700 and $19,800 for the nine months and three months ended March 31, 2005, respectively. The Company provided no similar services prior to April 1, 2004.

Due from related parties at March 31, 2005 includes receivables for services billed to the related companies The New Denver Civic Theatre of $6,600 and SPI of $50,000. The concentration of 100% of the Company’s revenues and related receivables as of March 31, 2005 as described above exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification. At March 31, 2004, the Company recognized an aggregate amount of $20,833 due from related parties.

Since October, 2004, the Company has an agreement with Sibling for office space, related utilities and management services. For the nine months ended March 31, 2005, these charges totaled $74,059: rent of $4,725, utilities and miscellaneous of $1,560, and management services of $67,774. For the three months ended March 31, 2005, these charges totaled $23,283: rent of $1,575, utilities of $450, and management services of $21,258.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

4.  INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with Sibling whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in Sibling over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of March 31, 2005, the Company had invested an aggregate of $270,000 and received 540,000 shares of common stock at $0.50 per share. On April 14, 2005, the Company signed an agreement to extend this agreement for an additional 6 months. On December 22, 2004, the Company and Sibling entered into a non binding letter of intent intended to summarize the principal terms of a proposal being considered by the Company regarding its possible acquisition of all of the outstanding capital stock of Sibling either through the merger of Sibling with and into a wholly-owned subsidiary of the Company or through a direct share exchange agreement.

5.  INVESTMENT IN THEATRICAL OPTIONS AND RIGHTS

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. For the nine months ended March 31, 2005, the Company has invested a total of $8,000 in two productions.

6.  LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement.

As of March 31, 2005, an aggregate principal amount of $140,000 has been issued in convertible debentures, and $134,400 is outstanding, entitling the holders to convert to 537,600 shares of the Company’s common stock.

As of the time of this filing, the Company’s common stock is not quoted for trading in a public market. Therefore, as of February 1, 2005, the Company began making the minimum required repayments in the aggregate of $1,400 per week on $70,000 of matured debentures. Therefore, $132,200 has been included in current portion of long term liabilities. Maturity of the remaining balance of $2,200 will be due in the subsequent 12 month period ended March 31, 2006 if the Company’s shares are not trading in the open market at the time when these debentures will mature.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

7.  COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the three months ended March 31, 2005, an aggregate principal amount of $150,000 comprising 150,000 units (or 600,000 shares) was sold under this offering. Included with the related issuances are 150,000 warrant units entitling the investors to purchase at $0.50 per share an additional 150,000 shares.

8.  DEFERRED INCOME TAXES

The Company has a net operating loss carry forward for income taxes of approximately $359,228 as of March 31, 2005, an increase of $41,143 during the three months ended March 31, 2005. This may be offset against future taxable income. However, due to a change in control of the Company, the deductibility of these losses is subject to IRS Sec. 382 limitation. The Company has accumulated approximately $186,200 of net operating losses since the change in control of the Company which are not subject to Sec. 382 limitation. Under the limitation, approximately $173,000 of the net operating losses was attributed to the change in control and subject to the limitation. Furthermore, the maximum annual amount of prior losses which may be used to offset future taxable income is limited to $4,260 and this annual limitation is subject to the limitation expire in the year 2023. In addition, at March 31, 2005, the Company has a capital loss carryover for income tax purposes of $33,000 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

9.  SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

Since March 31, 2005, we have issued an aggregate of 130,000 shares of common stock for a total of $32,500. Included in these issuances, we have issued 32,500 warrants entitling the investors to an additional 32,500 shares in the aggregate.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the nine and three month period ending March 31, 2005, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

We entered into a letter of agreement with Sibling Entertainment, Inc. (“SEI”) on December 22, 2004 to merge, which expired on March 31, 2005. The Company and SEI are in negotiations to merge or for the Company to acquire a portion of SEI, or its subsidiary, Sibling Pictures, Inc. (“SPI”).

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

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) B. Current Operations We currently engage in the following:

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

• the acquisition of, or management of theatrical real estate,

• the alliances with companies that currently possess rights or agreements desired by us including Sibling Entertainment, Inc. (see related parties).,

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the natural synergies that exist between the various industries and their components. It is sometimes difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, the production will be able to rent our venues creating a source of sustaining income.

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

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

New York Theatrical Industry

Our Management believes that we will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of our principal officers prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

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

Information derived from publicly available sources in 2002 indicates that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies. Today this number has grown to 1,200 companies. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for the majority of the tickets sold in a season. A substantial component of the total tickets sold are purchased by group theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

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

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control, including, but not limited to the following:

1.	We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2002, 2003 and 2004. Our accumulated deficit and deficit accumulated during the development stage at March 31, 2005 amounted to $248,300 and $334,928, respectively, and we experienced a net loss of $186,200 and $41,143, for the nine and three month periods ended March 31, 2005, respectively. We will need additional resources to finance its future operations, including compliance with SEC reporting requirements. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.	Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell.

3.	Control of Company. Our six largest shareholders own 6,007,084 shares, approximately 62% of our existing issued and outstanding stock at March 31, 2005. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.	Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that will change from period to period, for a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available from time to time to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period would have an adverse effect on our results of operations in that period.

5.	Development of New Programs. Our results of operations will largely depend on our having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including our reputation and credibility in the creative community, the relationships we have in the entertainment industry and our financial and other resources. There can be no assurance that we will have adequate access to sources of programs or that our efforts in developing or acquiring new programs will be successful. If we are unable to successfully market new programs where we have funded development costs, we will be subject to realizing a loss on such projects.

6.	Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, major motion picture studios and with numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial, distribution, technical and creative resources and are better established in the industry. We also compete for interest and acceptance of our entertainment product by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.
15

AMICI VENTURES, INC. (A DEVELOPMENT STAGE COMPANY)

7.	No Dividends. We have never paid any cash dividends on our Common Stock and have no present intention of paying any cash dividends. We intend to retain any earnings in the foreseeable future to finance our growth and development.

8.	Risk of Dilution. Offerings of indeterminate amounts of common stock and other securities may be made in the future, which may cause dilution for those persons who convert debenture securities into common stock or purchase shares of common stock. If we were to conduct a future offering or offerings, such offerings may result in dilution to existing shareholders or to persons who exercise their right to convert debentures into common stock and purchase shares of common stock. Any decision by us in the future to issue additional shares will be made by our Board of Directors in the exercise of our business judgment and our shareholders at such time may not have the opportunity to approve or disapprove of any such issuance or the terms thereof. Further, we may establish one or more employee stock option plans that may also result in dilution to existing shareholders and to debenture holders with rights of conversion into common stock.

9.	Nature of the Business. Our primary business is the production and sub-licensing of the rights we presently own or will acquire in the future to certain live theatrical properties and independent feature films. The development and production of independent feature films and live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

10.	No Trading Market for Our Common Stock. There is no trading market for our common stock. There can be no assurance that a trading market will develop, and even if it did develop, that such market would be sustained. In addition, even if a trading market were to develop, holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules” adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

11.	Other Activities of Our Officers and Directors. From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual’s fiduciary obligations to us and vice versa.

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

E.	Operating Results for the Nine Months Ended March 31, 2005 and 2004:

Revenues – Revenues for the nine months ended March 31, 2005 and 2004 equaled $76,367 and $20,833, respectively. We earned fees for production work performed (currently $4,167/month, starting in November 2003) on three films in development. In addition, we earn fees from providing consulting services to the DCT (currently $6,600/month, starting in September 2004, and previously $6,750/month).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2005 were $262,567 compared to $14,929 during the nine months ended March 31, 2004 representing an increase of $247,638. This increase was partially attributable to nine months of office rent expenses and utility expenses, which we incurred only six months of in the nine months ended March 31, 2004. Management fees did not begin until October 2003, and increased from a maximum of $2,200 per month from October 2003 through March 2004 to $7,086 per month for the nine months ended March 31, 2005. Other significant factors include legal fees of $32,938, accounting fees of $22,000, and consulting fees of $103,750, which were expenses we did not incur in the nine months ended March 31, 2004.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2005 of $186,200 compared to $20,536 for the nine months ended March 31, 2004 is primarily due to the office rent, utility expenses and management services fees, which we only incurred six months of in the nine moths ended March 31, 2004, and legal fees, and consulting fees, which we did not incur in the nine months ended March 31, 2004.

Operating Results for the Quarters Ended March 31, 2005 and 2004:

Revenues – Revenues for the three months ended March 31, 2005 equaled $19,800. We earn fees from providing consulting services to the DCT (currently $6,600/month, starting in September 2004, and previously $6,750/month).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2005 were $60,943 compared to $7,730 during the three months ended March 31, 2004 representing an increase of $53,213. This increase was partially attributable to an increase in management fees, from $2,200 per month to $7,086 per month for the three months ending March 31, 2004 to 2005, respectively. Other significant factors include legal fees of $11,025 and consulting fees of $10,000, which were expenses we did not incur in the three months ended March 31, 2004.

Net Loss  –  Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended March 31, 2005 of $41,143 compared to a profit of $4,770 for the three months ended March 31, 2004 is partially attributable to an increase in management fees, as explained above. Other significant factors include legal fees and consulting fees, which were expenses we did not incur in the three months ended March 31, 2004.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources:

At March 31, 2005 we had $37,811 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses.

During and subsequent to the quarter ended March 31, 2005, we increased our finances through the issuance of common stock and convertible debentures to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – We have offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. These convertible debentures mature 180 days from the date of issuance. As of the date of this filing, an aggregate principal amount of $140,000 has been sold under this offering. This offering was closed March 31, 2005.

In addition, we have commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $282,500, or 282,500 units (or 1,412,500 shares), was sold under this offering.

Please refer to our Form 8K filed December 23, 2004 for further details concerning the terms of these offerings.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION

A.  Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share. Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Ten Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares. On April 14, 2005, the Company signed an agreement to extend this agreement for an additional 6 months. On December 22, 2004, the Company and Sibling entered into a non binding letter of intent intended to summarize the principal terms of a proposal being considered by the Company regarding its possible acquisition of all of the outstanding capital stock of Sibling either through the merger of Sibling with and into a wholly-owned subsidiary of the Company or through a direct share exchange agreement.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated By and between parties at arm’s length.

B.  Change in Accountants

Effective May 12, 2005, Livingston Wachtell & Co., LLP (“LW&Co”), the principal independent accountant of the Company, completed their duties and responsibilities with respect to the Company and performed no further work for the Company. The report of LW&Co on the Company’s financial statements for the quarter ended December 31, 2004 and the prior two years did not contain any adverse opinions or disclaimers of opinion. Nor were any reports modified as to uncertainty, audit scope, or accounting principles.

The Company did not have any disagreements with LW&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, procedures or reportable events.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

On May 12, 2005, the Company engaged Rosenberg Rich Baker Berman & Company, P.A. as the principle accountant to review the Company’s financial statements for the quarter ended March 31, 2005 and audit the year ending June 30, 2005.

C.  Changes in Financial Obligations

On December 22, 2004, the Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par, expiring December 31, 2004. The debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement.

An aggregate principal amount of $100,000 has been issued and $94,400 is outstanding under this offering entitling the holders to convert to 377,600 shares of the Company’s common stock.

As of the time of this filing, the Company’s common stock is not quoted for trading in a public market and the maturity date has been extended to August 1, 2005.

D.  Series B Convertible Debenture

On March 18, 2005, The Company offered and issued to one accredited investor $40,000 through a Series B 5% Convertible Debenture at par. Series B 5% Convertible Debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share. These convertible debentures mature 360 days from the date of issuance.

If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the Holder may on ten days prior written notice demand payment in full of the then outstanding principal balance of the debenture and accrued and unpaid interest thereon. Interest is payable at 5% per annum.

E.  Subsequent Events

Issuance of Common Stock

In April, 2005, we issued an aggregate of 130,000 shares of common stock, respectively, to four accredited investors, for an aggregate amount of $32,500.

AMICI VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

F.  Conflicts of Interest

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

AMICI VENTURES, INC.
(Registrant)

Date: May 19, 2005	/s/ Mitchell Maxwell
Mitchell Maxwell, President/Chief Executive Officer

Date: May 19, 2005	/s/ James S. Cardwell
James S. Cardwell, Chief Financial Officer
23