Form 10KSB
period 2005-06-30
Sibling Entertainment Group, Inc.
filed 2005-10-27
CIK 1057222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2005.

                                       OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ________ to ________.

|_| Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. |_| Yes |X| No.

                                   -----------

                        Commission File Number: 333-60958

                        SIBLING ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

           New York                                              13-3963541
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)

                         511 West 25th Street, Suite 503
                               New York, NY 10001
                (Address of principal office including Zip Code)

                                 (212) 414-9600
                           (Issuer's telephone number)

                                    ---------

                              AMICI VENTURES, INC.
         (Former Name or Former Address, if Changed Since last Reports)

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

State issuer's revenues for its most recent fiscal year: $96,167

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $240,000 as of the time of this filing based on the Company's offering price of its common shares of $0.25 per share in its most recent private placement.

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

            Yes: |_|    No: |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,550,000 shares of common stock were outstanding as of October 24, 2005.

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

                                      None.

                                   Form 10-KSB
                            Year Ended June 30, 2005

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Description of Business                                             4

Item 2.  Description of Property                                             13

Item 3.  Legal Proceedings                                                   13

Item 4.  Submissions of Matters to a Vote of Security Holders                13

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters            14

Item 6.  Management's Discussion and Analysis or Plan of Operation           14

Item 7.  Financial Statements                                                17

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                           17

Item 8A. Controls and Procedures                                             17

Item 8B. Other Information                                                   17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   18

Item 10. Executive Compensation                                              19

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     20

Item 12. Certain Relationships and Related Transactions                      22

Item 13. Exhibits                                                            23

Item 14. Principal Accountant Fees and Services                              23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

A.    Business

Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., ("SEGI") was organized in 1995. We are engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the "Company," "we," "us," or "our" refers to Sibling Entertainment Group, Inc and its wholly owned subsidiaries.

Our strategy is to place each project (live entertainment, plays, musicals, independent films or other commercial exploitation) into a limited partnership sponsored and managed by us, and financed through the sale of limited interests therein to high net worth investors, corporate sponsors of the arts, theatre owners, strategic partners and other supporters of the theater developed by certain of our officers and directors during their careers. The origination, management and administrative fees we charged each project, together with payment of royalties and distributions of profits from retained interests, is intended to be the primary source of our revenues.

On June 1, 2005, Sibling Pictures, Inc. ("SPI"), a privately held Delaware corporation, entered into an agreement with Sibling Entertainment, Inc. ("SEI") to transfer all of the issued and outstanding shares and interest in Reel Love on Film LLC and its managing member, Reel Love Productions, Inc., from SEI to SPI, a wholly owned subsidiary of SEI at the time of the agreement.

On June 17, 2005 we entered into a share exchange agreement with SPI and all of the shareholders of SPI, whereby the Company acquired all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000, shares of the Company's common stock on a basis of 60,000 Company shares for each share of SPI. SPI is engaged in the acquisition of rights to, and development of, feature films as an independent producer.

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

We obtained statistical data and certain other industry information and forecasts fused throughout this prospectus from market research, publicly available information and industry publications. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical and industry data and forecasts and market research used herein are reliable, we have not independently verified such data. We have not sought the consent of the sources to refer to their reports or articles in this prospectus.

B.    Current Operations

We currently engage in the following:

o the purchase and exploitation of literary rights for the production of both film and live-stage properties including;

o the development of an independent film production business;

o the development of a live-stage theatrical production business;

o the management consulting agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (A not-for-profit organization, "DCT") where VM, MM and JC also serve as members of its board of directors. ;

o the consulting agreements with independent theatrical and/or film production companies including Sibling Pictures, Inc. (see related parties). ;

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

We obtained statistical data and certain other industry forecasts used throughout this form from market research, publicly available information and industry publications. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical and industry data and forecasts and market research used herein are reliable, we have not independently verified such data. We have not sought the consent of the sources to refer to their reports, data or articles in this report.

The following is a brief overview of the different industry venues in which we intend to operate or have commenced operations.

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off-Broadway) and London's West End. Over the several decades, the theater business in North America has grown rapidly in markets outside New York City ("touring markets") as well as numerous independent professional theatres for the production of smaller "sit-down" productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that "Broadway" productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

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

Regional Professional and "not-for-profit" Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and "not-for-profit" theatres through the United States will play a strategic roll in our growth. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that we can derive participation as a producer similar to the fees and income derived as a Broadway or Off-Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without our ability to successfully test early versions of new works in regional theatres.

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

      o Royalties -- a percentage paid from a movie's box office grosses after all print and advertising fees and other deferred fees are paid. In many cases, these amounts are not paid due to a complete buyout by distributors.

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

Our Competitive Business Conditions

Our business is highly competitive. As mentioned above, our largest competitors are heavily financed and include theater owner groups such as the Shubert and Nederlander theaters and the "Major Studios". Our competitive position in the theatrical real estate, live-stage theater and film industries shies away from the largest competitors. Our position working within mid-range sized theater venues and with independent films provides the most strategic and beneficial advantages to us provided our operations and business plan as detailed above. We are able to maintain a competitive position based upon the industry contacts our company maintains, the high level of quality we perform our research and development for new works, and upon the talent our company can recruit in working towards producing a quality final product.

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

Our Suppliers

As we are in the business of theater management, theatrical consulting, and the production of live-stage theater and independent films, we gather solicited scripts from playwrights and screenwriters and seek out theaters and theatrical productions which might make use of our management and consulting services. For those business divisions where we create a final product (a film or theatrical production) for consumers, the only supplier would be those individuals or third parties that write the scripts we would purchase or option. Our business does not rely on suppliers to deliver raw materials or a finished product.

Our Customers

We currently derive our revenue from two sources, but we are not barred from accepting or expanding our sources of income, and plan to expand further into the areas bulleted in our "current operations" section above. We are not dependent upon one or a few major customers. The entertainment industry provides revenue sources that include ticket sales for theatrical productions produced and income derived from interests in productions, consulting fees from theaters, management fees from theaters, financing and management fees from investors and/or investment funds set up to fund our productions, and from film distributors who would purchase the film from us in its finished form. The theatrical industry of Broadway limits our ability to secure a theater from one of only three major theater owners. Within the film industry the sources and outlets for sales is not limited to one of a few buyers.

Regulatory Issues

As of June 30, 2005 all of the titles we have licensed to date have been rated by the Motion Picture Association of America ("MPAA"). At the time of this filing, no further regulation, either industry or government sponsored is applicable to our business plan.

Research and Development

Our research and development efforts are centered in identifying and acquiring rights to quality live-stage theatrical and film content. Other than the costs associated with our search for new scripts, our development costs are limited to option fees for the right to produce a play, musical or feature film. Our development costs associated with a new work are recouped at the time a project is finances for either a "development" production or "full production", except for those projects abandoned in the development process.

Sources of projects:

Within the entertainment industry, there is no shortage of sources being presented to us. Our responsibility is to select a script that in the opinion of our management is quality and contains and potential for critical and financial success and that would be owned by us.

Employees

Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectively. Also, as previously mentioned, we entered into contracts with SEI whereby SEI is to provide management, in the form of labor, to us to assist with accounting and management.

D.    Risk Factors

      Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control and are set forth below. Additional risks and uncertainties not known to us or believed to be immaterial may also adversely impact or impair our business.

      1. We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at June 30, 2005 amounted to $248,300 and $446,165, respectively, and we experienced a net loss for the fiscal years 2004 and 2005 of $29,148 and $297,437, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

      2. Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell

      3. Control of Company. Our six largest shareholders own 14,228,328 shares, approximately 67.92% of our existing issued and outstanding stock as of June 30, 2005. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

o     our financing plans;

o     expected activities and expenditures as we pursue our business plan; and

o     the adequacy of our available cash resources.

Although we believe that the expectations reflected in the forward-looking statement are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The accompanying information contained in this report, including the information discussed under the headings "Risk Factors," "Management's Discussion and Analysis or Pan of Operations," and "Description of Business" identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement appearing above.

ITEM 2. DESCRIPTION OF PROPERTY

            (a.) We currently occupy space at 511 W. 25th St, NY, NY 10001. This space is shared with SEI, who is the leasee of the space, and we pay SEI $1,650 per month (previously $525 per month up through March 31, 2005) towards an agreement with SEI for its share of the office rent. We expect to continue to have no difficulty in securing and renting the current space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the fiscal year ended June 30, 2005 the following matters were submitted to a vote of security holders at a shareholders meeting held on June 30, 2005:

      1.    To elect four (4) directors, as nominated below;

                  Mitchell Maxwell
                  Victoria Maxwell
                  James Cardwell
                  Richard Bernstein

      2. To amend our certificate of incorporation so as to change of name from Amici Ventures, Inc. to Sibling Entertainment Group, Inc.;

      3. To amend our certificate of incorporation so as to provide for stockholder action to be taken by the written consent of a majority of the vote of the shares entitled to vote;

      4. To ratify the appointment of Rosenberg Rich Baker Berman & Company, P.A. as Amici Ventures' independent auditors for the fiscal year ending June 30, 2005;

      5. To amend our certificate of incorporation so as to increase the total authorized of common shares from 30 million shares to 100 million shares;

      6. To approve an amendment to our By-Laws, reducing the number of shares for a "quorum" for a meeting of stockholders from 50% to 10% of the total shares issued and outstanding as of the record date.

On June 30, 2005 at the shareholders meeting it was voted by a majority of votes that each of the six matters be approved, ratified and/or amended, as the case may be.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our stock. At June 30, 2005, we had 20,950,000 shares issued and outstanding and 379 registered shareholders of our outstanding common stock. At the time of this filing, we have 23,550,000 shares issued and outstanding and 1,356,667 shares reserved for subscriptions and warrants. We now have 401 registered holders of our outstanding common stock.

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

As of the time of this filing (a) aggregate 1,936,588 shares of our common stock are eligible for resale in public transactions without restriction or further registration under the Securities Act unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under the Securities Act, and (b) 6,323,412 shares may be sold in accordance with Rule 144.

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

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2005, we had a working capital deficiency of $297,437. We had no bank loans as at June 30, 2005.

Plan of Operations for the Next Twelve Months

As stated in the "current operations" section above, following the change in management and control, we took steps and sought to pursue the purchase and exploitation of literary rights for the production of film and theatrical properties, the development of independent film and theatrical production businesses, management consulting agreements with other theaters and companies, and the acquisition of or management of theatrical real estate.

Also as previously mentioned, we have entered into Agreements with the DCT for consulting and management services provided to that Company.

Currently, and as stated earlier, our earnings for office space and utilities provided to SEI and from services provided and earned from other consulting agreements provide us with the ability to operate and profit and pursue an expansion of its operations.

For the Years Ended June 30, 2005 and 2004

RESULTS OF OPERATIONS

For the year ended June 30, 2005 we had a net loss of $297,437 compared to a net loss of $29,148 for the year ended June 30, 2004, an increase in losses of $268,289 or 920%. We experienced annual revenues of $96,167 for the year ended June 30, 2005. Revenues were generated from the subsequently described (see "Item 12: Certain Relationships and Related Transactions") related party contracts with SPI and the DCT, which began on November 1, 2003 and April 1, 2004, respectively. In addition to the fact that we experienced annual revenues of $96,167, our expenses also significantly increased. This significant increase in expenses is primarily due to $118,750 in consulting fees to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com. We did not incur consulting fees in the year ended June 30, 2004. Further, we experienced an increase in management expenses of $89,192, or 237%, from $37,500 for the year ended June 30, 2004 to $126,712 for the year ended June 30, 2004. Management expenses increased as a result of the management fee contract with SEI, mentioned above. In addition, we experienced approximately $55,000 in legal fees for services provided in the year ended June 30, 2005. We did not incur legal expenses in the year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We ended the fiscal year 2005 with a cash position of 23,596 dollars, as compared to zero dollars at the end of fiscal 2004. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

We anticipate a modest capital requirement for identifying and negotiating additional live-stage theater and film productions which can be accomplished through current working capital to be raised through independent LLC's or LLP's formed to develop or produce such productions.

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

Our live-stage theater-related revenue stream is affected by the influx of tourism into cities in which we are producing and/or managing productions, including New York City. The terrorist attacks on the World Trade Center on September 11, 2001 had a severe impact on the economic situation in New York City during the remainder of 2001 through 2003, especially with respect to tourism and theatre. Immediately following, several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants encouraged tourism and theatre attendance in New York City, which have been successful. However, there is no assurance that the levels of tourism and theatre attendance will return to levels that existed prior to September 11, 2001. Despite New York City's current leading rank amongst tourist destinations to major U.S. Cities, unforeseen events could impact tourism without warning and negatively impact tourism and theatre attendance would have adverse effects on our business.

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

New York continues to be one of the top tourist destinations in the United States. In 2003, New York City was ranked as the top U.S. destination by 4.0 million overseas travelers excluding visitors from Canada or Mexico, according to U.S. Department of Commerce Office of Travel and Tourism, followed by Las Vegas, Miami and Orlando. In 2002, 35.3 million tourists journeyed to New York an overall growth after the events September 11, 2001. The highest reported year was 1999 with 36.4 million visitors with a significant gain from U.S. domestic visitors and a significant reduction in foreign visitors.

As reported by the League of American Producers and Theatre Owners, Inc. Broadway theatregoers purchased 11.6 million tickets in the 2003-2004 season, slightly higher than the previous years. The increase was due to the rebounding of tourists in the theatres, which had declined after September 11, 2001. During this season, there were 1.24 million admissions by foreign tourists, compared to 650,000 during 2002-2003 season. From June 2002 through June 2003, Broadway as an industry contributed $4.3 billion to the economy of New York City. This $4.3 billion represents an inflation-adjusted decrease of 4.6% from the 2000-2001 season, but a 45.7% increase from the 1998-1999 season.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

ITEM 7. FINANCIAL STATEMENTS ITEM

                        SIBLING ENTERTAINMENT GROUP, INC.
                         (FORMERLY AMICI VENTURES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        INDEX TO THE FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

INDEX TO THE FINANCIAL STATEMENTS                                     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS                                        F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS                              F-4

   CONSOLIDATED STATEMENTS OF
          CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                   F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                     F-7 - F-15

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sibling Entertainment Group, Inc.
(Formerly Amici Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Sibling Entertainment Group, Inc. (a development stage company) (formerly Amici Ventures, Inc.) and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended June 30, 2005, and for the period from inception of the development stage (July 1, 2000) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sibling Entertainment Group, Inc. for the period from inception of the development stage (July 1, 2000) to June 30, 2004. The financial statements of Sibling Entertainment Group, Inc. as of June 30, 2004 were audited by other auditors whose report, dated December 23, 2004, which expressed an unqualified opinion has been furnished to us. Our opinion expressed herein on the period of inception of the development stage (July 1, 2000) to June 30, 2005, as it relates to the period July 1, 2000 to June 30, 2004 is based solely upon the audit report and work of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material accounting misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 and for the period from inception of the development stage (July 1, 2000) to June 30, 2005, in conformity with accounting principles generally accepted in the United States.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going-concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going-concern.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
September 23, 2005

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005

Assets
   Current assets
      Cash                                                               23,596
      Due from related parties                                           26,400
      Loans receivable                                                    3,750
                                                                     ----------
   Total current assets                                                  53,746
                                                                     ----------
   Fixed assets
      Computer equipment, net of accumulated depreciation of $533         3,198
                                                                     ----------
   Other assets
      Investment in related company                                     300,000
      Other investments                                                  37,500
      Options purchased                                                  23,500
                                                                     ----------
   Total other assets                                                   361,000
                                                                     ----------
Total assets                                                            417,944
                                                                     ==========
Liabilities and Stockholders' Equity (Deficit)
   Liabilities
      Current liabilities
         Accounts payable                                                36,978
         Current portion of long term debt                              136,000
         Accounts payable-related parties                                 6,293
         Income taxes payable                                               710
         Due to related parties                                          40,645
                                                                     ----------
      Total current liabilities                                         220,626
         Long term convertible debentures                                 4,000
         Other liability to be settled in stocks                         27,500
                                                                     ----------
   Total liabilities                                                    252,126
                                                                     ----------
   Stockholders' Equity (Deficit)
      Common stock ($.001 par): Authorized shares-100,000,000            20,950
             Issued and outstanding-20,950,000
      Additional paid in capital                                        839,333
      Accumulated deficit                                              (248,300)
      Deficit accumulated during development stage                     (446,165)
                                                                     ----------
   Total stockholders' equity (deficit)                                 165,818
                                                                     ----------
Total liabilities and stockholders' equity (deficit)                    417,944
                                                                     ==========

                 See accompanying notes to consolidated financial statements.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                                                                      Amounts Since
                                                                                       Inception of
                                                                                       Development
                                                                June, 30              Stage, July 1,
                                                       ---------------------------   2000 to June 30,
                                                           2005            2004            2005
                                                       -----------     -----------     -----------
Revenue
       Consulting fee income                                79,500          20,250          99,750
       Executive producer fees                              16,667          33,333          50,000
                                                       -----------     -----------     -----------
Total Revenue
                                                            96,167          53,583         149,750
Expense
   General and administrative -
       Professional fees                                   202,813          12,000         272,128
       Management fees - related company                   126,712          37,520         202,232
       Other                                                53,273           6,216          80,369
   Write-off of investment in motion picture rights             --          33,400          33,400
   Production expenses                                      10,000              --          10,000
   Interest expenses                                            --              --           2,510
                                                       -----------     -----------     -----------
   Operating loss                                         (296,631)        (35,553)       (450,889)
Other Income/Expense
   Gain on forgiveness of debt                                  --          (6,960)         (6,960)
                                                       -----------     -----------     -----------
Net loss before income taxes                              (296,631)        (28,593)       (443,929)
   Taxes                                                       806             555           2,236
                                                       -----------     -----------     -----------

Net loss                                                  (297,437)        (29,148)       (446,165)
                                                       ===========     ===========     ===========

Loss per common share - basic and diluted              $     (0.03)    $        --
                                                       ===========     ===========

Weighted average number of common shares                 9,272,972       8,000,000
                                                       ===========     ===========
   Shares outstanding - basic and diluted

          See accompanying notes to consolidated financial statements.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                          Common Stock, $.001 par
                                  -----------------------------------------
                                                                                             Deficit
                                                                                           Accumulated
                                                           Additional                        During          Total
                                                             Paid-In        Accumulated    Development   Shareholders'
                                 Shares        Amount        Capital          Deficit         Stage         Equity
                               -----------  -----------    -----------      -----------    -----------   -------------
Balance June 30, 2000            6,000,000  $     6,000    $   274,200      $  (248,300)  $        --     $    31,900
Value of services provided
by executive for office
space and management                    --           --         18,000               --            --          18,000
Net loss                                --           --             --               --       (27,600)        (27,600)
                               -----------  -----------    -----------      -----------   -----------     -----------

Balance June 30, 2001            6,000,000  $     6,000    $   292,200      $  (248,300)  $   (27,600)    $    22,300
Value of services provided
by executive for office
space and management                    --           --         18,000               --            --          18,000
Sale of common shares            2,000,000        2,000         58,000               --            --          60,000
Net loss                                --           --             --               --       (76,449)        (76,449)
                               -----------  -----------    -----------      -----------   -----------     -----------

Balance June 30, 2002            8,000,000  $     8,000    $   368,200      $  (248,300)  $  (104,049)    $    23,851
Value of services provided
by executive for office
space and management                    --           --         18,000               --              --        18,000
Net loss                                --           --             --               --         (15,531)      (15,531)
                               -----------  -----------    -----------      -----------     -----------   -----------

Balance June 30, 2003            8,000,000  $     8,000    $   386,200      $  (248,300)    $  (119,580)  $    26,320
                               -----------  -----------    -----------      -----------     -----------   -----------
Net loss                                --           --             --               --         (29,148)      (29,148)
                               -----------  -----------    -----------      -----------     -----------   -----------

Balance June 30, 2004            8,000,000  $     8,000    $   386,200      $  (248,300)    $  (148,728)  $    (2,828)
                               -----------  -----------    -----------      -----------     -----------   -----------
Value of services provided
by consultant                      375,000          375         93,375               --              --        93,750

Issuance of common shares       12,575,000       12,575        359,758               --              --       372,333
Net loss                                --           --             --               --        (297,437)     (297,437)
                               -----------  -----------    -----------      -----------     -----------   -----------

Balance June 30, 2005           20,950,000  $    20,950    $   839,333      $  (248,300)    $  (446,165)  $   165,818
                               ===========  ===========    ===========      ===========     ===========   ===========

          See accompanying notes to consolidated financial statements.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                     Amounts
                                                                                                      Since
                                                                                                  Inception of
                                                                                                   Development
                                                                           June 30,               Stage, July 1,
                                                                 ----------------------------     2000 to June
                                                                     2005             2004          30, 2005
                                                                 -----------      -----------      -----------
Cash flows from operating activites
   Net Loss                                                      $  (297,437)     $   (29,148)     $  (446,165)
   Depreciation                                                          533               --              533
   Stock-based payment                                                93,750               --           93,750
   Increase in accounts payable                                       24,979           12,000           36,979
   Increase (Decrease) in accrued expenses and taxes payable           6,292           (1,456)           5,502
   Motion picture rights written off                                      --           33,400           33,400
   Advance from related party-forgiveness of debt                         --           (7,500)          (7,500)
   Executive services                                                     --               --           54,000
                                                                 -----------      -----------      -----------
Net cash used in operating activities                               (171,883)           7,296         (229,501)
                                                                 -----------      -----------      -----------

Cash flows from investing activities
   Purchase of computer equipment                                     (3,731)              --           (3,731)
   Investment in related company stock                              (298,217)              --         (298,217)
   Options purchased                                                 (23,500)              --          (23,500)
   Investment in productions                                         (37,500)              --          (37,500)
                                                                 -----------      -----------      -----------
Net cash used in investing activities                               (362,948)              --         (362,948)
                                                                 -----------      -----------      -----------

Cash flows from financing activities
   Advances from related companies                                                     43,701           60,701
   Loans to related company                                           (3,750)         (53,583)          (3,750)
   Due to related companies                                           22,344               --          (31,239)
   Repayment to related companies                                         --               --          (10,000)
   Proceeds from issuance of convertible debentures                  140,000               --          140,000
   Proceeds from issuance of common stocks                           372,333               --          432,333
   Proceeds from issuance of common stock subscriptions               27,500               --           27,500
                                                                 -----------      -----------      -----------
Net cash provided by (used in) financing activities                  558,427           (9,882)         615,545
                                                                 -----------      -----------      -----------

Net increase (decrease) in cash                                       23,596           (2,586)          23,096
Cash and cash equivalents, beginning of period                            --            2,586              500
                                                                 -----------      -----------      -----------
Cash and cash equivalents, end of period                         $    23,596      $        --      $    23,596
                                                                 ===========      ===========      ===========

Supplemental disclosures of cash flow information:
   Income taxes                                                  $       806      $       555
                                                                 ===========      ===========

           See accompanying notes to consolidated financial statements

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

      Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., ("the Company") was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the "Company," "we," "us," or "our" refers to Sibling Entertainment Group, Inc.

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

      The Company re-entered the development stage on July 1, 2000 since shortly after the discontinuance of the business of development and production of theatrical entertainment products. The Company has been primarily engaged in developing markets, initially for its film library through October, 2003, and subsequently to executive management and consulting in theatrical productions and film development projects.

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      GOING CONCERN

      As shown in the consolidated financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $446,165, respectively at June 30, 2005. The Company experienced a net loss of $297,437, $29,148 and $446,165 for the years ended June 30, 2005 and 2004 and from July 1, 2000 (date of inception) to June 30, 2005, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #11, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

      The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Pictures, Inc. ("SPI") and Reel Love Production, Inc. ("RLPI") for the period from June 18, 2005 to June 30, 2005 All significant intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION

      The Company recognizes revenue form the sale of its services in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

      For consulting, management and administrative services performed, or for the sale of independent feature films, the Company recognizes revenue for those services and/or events upon rendering of consulting and management services on a monthly basis, or upon completion of funding or upon distribution of films to distributors.

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

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      SIGNIFICANT ESTIMATES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management's estimates relate to the valuation of motion picture rights acquired by the Company and the valuation of donated office space and services from an executive.

      FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures about the Estimated Fair Value of Financial Instruments." The estimated fair amount has been determined by using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair market value amounts.

      The estimated fair values of the Company's financial instruments as of June 30, 2005, approximated their carrying amounts.

      Cash  and  cash   equivalents,   due  to  related  companies  and  accrued
      liabilities are reflected in the balance sheet at fair market value because of the short-term maturity of these instruments.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carry forwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expenses were $806, $555 and $2,236 for the years ended June 30, 2005 and 2004 and from July 1, 2000 (date of inception) to June 30, 2005, respectively.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, companies are encouraged to adopt a fair value based method of accounting for stock compensation awards.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      This method requires the Company to account for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

      The Company entered into two agreements with Var Growth Corporation, on November 4, 2004 and November 23, 2004, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares cover the contractual periods of July 1, 2004 to June 30, 2005 for 350,000 shares and October 1, 2004 to September 30, 2005 for 25,000 shares, respectively. The expenses were recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $6,250 in the aggregate for the contract dated November 4, 2004 for the period of October 1, 2004 to September 30, 2005 and $87,500 in the aggregate for the contract dated November 23, 2004 for the period of July 1, 2004 to June 30, 2005.

      NET LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. The Company has not issued any potentially dilutive common shares. The numerator and denominator used in the basic and diluted net loss per share of common stock computations are presented in the following table:

                                                              June 30,
                                                              --------
                                                        2005           2004
                                                        ----           ----

      NUMERATOR FOR BASIC AND DILUTED LPS
           Net loss to common shareholders           $  (297,437)   $   (29,148)
                                                     ===========    ===========

      DENOMINATOR FOR BASIC AND DILUTED LPS
           Weighted average shares of common stock
             outstanding                               9,272,972      8,000,000
                                                     ===========    ===========

      LPS - Basic and diluted                        $      (.03)   $      (.00)
                                                     ===========    ===========

      The Company recognized a cumulative net loss since inception of the development stage of $446,165.

      CONCENTRATION OF CREDIT AND BUSINESS RISK

      The concentration of 100% of the Company's revenues and related receivables as of and for the year ended June 30, 2005 being from related companies, as described below in "Due from Related Parties", exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS

      SHARE EXCHANGE AGREEMENT

      On June 17, 2005, the Company entered into a share exchange agreement with SPI and all of the shareholders of SPI, where the Company agreed to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company's common stock on a basis of 60,000 Company shares for each share of SPI issued and outstanding on June 17, 2005. SPI is engaged in the acquisition of rights to, and development of, feature films as an independent producer. As a result of this transaction, SEI gained an ownership interest of 28.64% in the Company.

      DUE FROM RELATED PARTIES

      Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., ("DCT") a Colorado not-for-profit corporation. Under the agreement, DCT compensates the Company $6,600 per month for services as booking agent for the theatre, marketing services for the theatre's alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. The Company recognized revenue for these services in the amount of $79,500 and $20,250 for the years ended June 30, 2005 and 2004, respectively, and a cumulative amount since inception of development stage of $99,750.

      The Company had a balance of $26,400 and $53,583 due from related parties at June 30, 2005 and 2004, respectively.

      Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein are Directors of SEGI and DCT. Richard Bernstein is the President of DCT. James Cardwell is Executive Director of DCT and CFO of SEGI. Mitchell Maxwell and Victoria Maxwell are President and Vice President, respectively, of SEGI.

      DUE TO RELATED PARTIES

      At June 30, 2005, the Company had $6,293 due to SEI, an entity with the same management and directors as the Company, for legal fees and audit fees SEI had paid on the Company's behalf in the first and second quarters of the year ended June 30, 2005. This amount was paid to SEI in full prior to the date of the filing of this report.

      Since October, 2004, the Company has an agreement with SEI for office space, related utilities, shipping and management services. On April 13, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees increased from $7,761 per month to $21,800 per month beginning April 1, 2005. For the year ended June 30, 2005, these charges totaled $139,459: rent of $9,675, utilities of $2,862, postage of $210 and management services of $126,712. For the year ended June 30, 2004, these charges totaled $43,701: rent of $4,590, utilities of $1,591 and management services of $37,520. As of June 30, 2005 there were no outstanding payables due to SEI for rent, utilities and management services.

      The Company recognized a total of $40,645 due to SEI at June 30, 2005 for expenses that SEI paid on the Company's behalf: $14,656 in legal fees incurred by SPI, $21,000 in option payments for the rights to

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      produce the film "Reel Love", $3,206 for office expenses incurred by Reel Love Productions, Inc. ("RLP") and $1,783 advanced to SEI.

      TRANSFER OF SECURITIES OF REEL LOVE ON FILM LLC AND MANAGING MEMBER

      On June 1, 2005, SPI entered into an agreement with SEI to transfer all of the issued and outstanding shares and interest in Reel Love on Film LLC and its managing member, Reel Love Productions, Inc., from SEI to SPI, a wholly owned subsidiary of SEI at the time of the agreement.

      PURCHASE / ASSIGNMENT OF THEATRICAL PRODUCTION

      On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production "Once Around The Sun" ("OATS")) as defined by the Operating Agreement for Solace LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI's share of Adjusted Net profits it receives as Managing Member of Solace LLC. The Company paid this amount to SEI in full on June 13, 2005.

4.    LOAN RECEIVABLE

      As of June 30, 2005, the theatrical production "Newsical the Musical" ("Newsical") was indebted to the Company in the amount of $3,750 for money the Company had loaned to the production for operational expenses during its run at the DCT.

5.    INVESTMENT IN RELATED COMPANY STOCK

      On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period ("Investment Period") at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. On April 14, 2005, the Company signed an agreement to extend this agreement for an additional 6 months. As of June 30, 2005, the Company had invested an aggregate of $300,000 and received 600,000 shares of common stock at $0.50 per share. As of June 30, 2005 SEGI held a 3.4% interest in SEI.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

6.    INVESTMENT IN OPTIONS AND RIGHTS

      The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company's investment portfolio periodically to evaluate its fair value. For the year ended June 30, 2005, the Company has invested a total of $61,000 in five productions. The Company reviews its investments on a quarterly and annual basis. Management reviews the investments in companies and productions to ensure that the Company's financials reflect all investments at the appropriate value.

7.    OTHER LIABILITIES TO BE SETTLED IN STOCK

      As of June 30, 2005, monies for purchases of common stock of $27,500 were received by the Company entitling, upon accreditation and completion of subscription agreements, two investors to purchase shares of common stock at $0.25 per share. It is expected that these two investors will invest a total of $52,500, entitling them to a total of 52,500 units (or 210,000 shares). Included with the related issuances will be 52,500 warrant units entitling the investors to purchase at $0.50 per share an additional 52,500 shares. Upon accreditation, if these investors should exercise all of its warrants, it would own a total of 262,500 shares.

8.    LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

      The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures will be convertible at the option of the holder, into the Company's common stock at a conversion price of $0.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company's common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company's common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement.

      As of June 30, 2005, an aggregate principal amount of $140,000 has been issued in convertible debentures, entitling the holders to convert to 560,000 shares of the Company's common stock.

      The Company signed extension agreements with all debenture holders to extend the maturity date of the subscription agreement and the debenture agreement to August 1, 2005. Therefore, as of June 30, 2005, $136,000 has been included in current portion of long term liabilities. Maturity of the remaining balance of $4,000 will be due in the subsequent 12 month period ended June 30, 2007.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

9.    COMMON STOCK ISSUANCES

      On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units ("Unit(s)"). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the year ended June 30, 2005, an aggregate principal amount of $382,500 comprising 382,500 units (or 1,530,000 shares) was sold under this offering and an aggregate amount of $70,000 (or 260,000 shares) was sold prior to the "Series A-1" offering, with no warrants attached. Included with the related "Series A-1" issuances are 382,500 warrant units entitling the investors to purchase at $0.50 per share an additional 382,500 shares.

10.   DEFERRED INCOME TAXES

      The Company has a loss carryforward of approximately $206,000 at June 30, 2005 which may be offset against future taxable income. However, due to a change in control of the Company in October 2003, the deductibility of these losses is subject to IRS Sec. 382 limitation. Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260 and the carryforward loss expires in the year 2023. In addition, at June 30, 2005, the Company has a capital loss carryover for income tax purposes of $284,000 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

11.   SUBSEQUENT EVENTS

      COMMON STOCK ISSUANCES & STOCK COMPENSATION

      Since June 30, 2005, we have issued an aggregate of 2,600,000 shares of common stock for a total of $392,500. Included in these issuances, we have issued 392,500 warrants entitling the investors to an additional 392,500 shares in the aggregate. Also included in these issuances, the Company has entered into an agreement with Var Growth Corporation, on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 350,000 shares. The issued shares cover the contractual period of July 1, 2005 until June 30, 2006. The expense was recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $87,500 in the aggregate.

      EXERCISE OF CONVERTIBLE DEBENTURES

      As of September 23, 2005, the Company has entered into agreements with all debenture holders to convert the outstanding principal amount and accrued and unpaid interest of all convertible debentures into common stock ($0.001 par value) of the Company, at a conversion price of $0.25 per share. The conversion of all debentures to common stock results in an aggregate issuance of 560,000 shares.

      CHANGES TO RELATED PARTY AGREEMENTS

      Beginning July 1, 2005, the Company has agreed to take responsibility for the rent and utility charges for the shared offices at 511 West 25th Street, Suite 503, NY, NY 10001. As such, SEI shall reimburse the Company approximately $538 per month for its share of rent and utilities. On July 28, 2005 the Company agreed to amend the consulting agreement with SEI whereby management fees paid to SEI shall

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      decrease to $12,800 per month, beginning July 1, 2005, due to the change in employment of all employees from SEI to the Company.

      On July 1, 2005, the Company increased its fees charged to DCT for consulting and management services to $6,900 for the month of July and to $8,775 per month beginning August 1, 2005 due to the transfer of employment of Richard Bernstein from DCT to the Company.

      INVESTMENT IN RELATED COMPANY STOCK

      On August 31, 2005 the Company signed a subscription agreement to purchase 100,000 shares of SEI pursuant to the agreement signed October 15, 2004 to acquire a maximum of 700,000 shares of common stock in SEI over a six month period ("Investment Period") at the rate of $0.50 per share. The aggregate investment for this purchase was $50,000. The completion of this purchase marks maximum of 700,000 shares the Company may purchase.

      ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

      On March 17, 2004, the DCT sold all of its real estate, property and equipment in the DCT Complex to Zbigniew Mania ("Mania") and at the same time, 721 Santa Fe Realty Company, LLC ("SFR")(a wholly owned subsidiary of SEI) entered into a 49-year lease with Mania for the DCT Complex with an option to repurchase the DCT Complex at anytime during the term of the lease beginning one year after the purchase date, or March 17, 2005 during the term of the lease for $1,465 million dollars on or before midnight on January 1, 2053.

      On July 7, 2005, the Company entered into an agreement to pay twenty thousand ($20,000) dollars to SEI and fifteen thousand ($15,000) dollars within thirty (30) days of this agreement to the DCT to cause SFR and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex.

      WRITE-OFF OF LOAN RECEIVABLE

      In July of 2005, the theatrical production "Newsical the Musical" closed the show. The ability of the production to repay the loan ended with the closing of the show. Therefore, the Company wrote-off the $3,750 loan issued to the production in July of 2005.

      OTHER LIABILITIES TO BE SETTLED IN STOCK

      At June 30, 2005 the Company recognized $27,500 in liabilities to be settled in stock subscriptions with two subscribers. This amount represents two expected stock subscriptions between two subscribers for $2,500 and $50,000. Therefore, at June 30, 2005 the Company expected to receive an additional $25,000 from one subscriber. On August 16, 2005, the Company received the expected $25,000 and had signed and completed a subscription agreement for the $50,000 investment. On October 21, 2005 the Company and subscriber signed and completed the $2,500 subscription agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 12, 2005 we engaged Rosenberg Rich Baker Berman & Company, P.A. ("RRBB") as the principal accountant to review the Company's financial statements for the quarter ended March 31, 2005 and audit the year ending June 30, 2005 and to audit SPI for the year ended June 30, 2004 and for the nine months ended March 31, 2005. During the two years previous to the earliest period provided above, and any subsequent period, we did not consult RRBB regarding any of the items detailed in Regulation S-B 304(a)(2).

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

ITEM 8B. OTHER INFORMATION

Subsequent Events

Issuance of Common Stock

Since June 30, 2005, we have issued an aggregate of 2,600,000 shares of common stock for a total of $392,500. Included in these issuances, we have issued 392,500 warrants entitling the investors to an additional 392,500 shares in the aggregate. Further, the conversion of all convertible debentures contributed to issuances of a total of 560,000 shares. Also included in these issuances, the Company has entered into an agreement with Var Growth Corporation, on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 350,000 shares. The issued shares cover the contractual period of July 1, 2005 until June 30. 2006. The expense was recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $87,500 in the aggregate.

Exercise of Convertible Debentures

As of September 23, 2005, the Company has entered into agreements with all debenture holders to convert the outstanding principal amount and accrued and unpaid interest of all convertible debentures into common stock ($0.001 par value) of the Company, at a conversion price of $0.25 per share. The conversion of all debentures to common stock results in an aggregate issuance of 560,000 shares.

Changes to Related Party Agreements

Beginning July 1, 2005, the Company has agreed to take responsibility for the rent and utility charges for the shared offices at 511 West 25th Street, Suite 503, NY, NY 10001. As such, SEI shall reimburse the Company approximately $538 per month for its share of rent and utilities. On July 28, 2005 the Company agreed to amend the consulting agreement with SEI whereby management fees paid to SEI shall decrease to $12,800 per month, beginning July 1, 2005, due to the change in employment of all employees from SEI to the Company.

Investment in Related Company Stock

On August 31, 2005 the Company signed a subscription agreement to purchase 100,000 shares of SEI pursuant to the agreement signed October 15, 2004 to acquire a maximum of 700,000 shares of common stock in SEI over a six month period ("Investment Period") at the rate of $0.50 per share. The aggregate investment for this purchase was $50,000. The completion of this purchase marks maximum of 700,000 shares the Company may purchase.

Theatrical Options Purchased

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company's investment portfolio periodically to evaluate its fair value. On August 23, 2005 the Company purchased an option to extend its right to produce the independent film "Reel Love" for $2,500.

Assignment of Option to Purchase Real Estate

On March 17, 2004, the DCT sold all of its real estate, property and equipment in the DCT Complex to Zbigniew Mania ("Mania") and at the same time, Santa Fe Realty entered into a 49-year lease with Mania for the DCT Complex with an option to repurchase the DCT Complex at anytime during the term of the lease beginning one year after the purchase date, or March 17, 2005 during the term of the lease for $1,465 million dollars on or before midnight on January 1, 2053.

On July 7, 2005, the Company entered into an agreement to pay twenty thousand ($20,000) dollars to SEI and fifteen thousand ($15,000) dollars within thirty
(30) days of this agreement to the DCT to cause its wholly owned subsidiary, 721 Santa Fe Realty ("SFR") and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex.

Write-off of Loan Receivable

In July of 2005, the theatrical production "Newsical the Musical" closed the show. The ability of the production to repay the loan ended with the closing of the show. Therefore, the Company wrote-off the $3,750 loan issued to the production in July of 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a.) Identify Directors and Executive Officers

For the years ended June 30, 2004 and 2005 we had executive officers as follows:

Name                   Age    Positions held with the Company                       Since
---------              ---    -------------------------------                       -----
Mitchell Maxwell       53     President, Chief Executive Officer And Director       2003
Victoria Maxwell       42     Vice President And Director                           2003
James S. Cardwell      45     Chief Financial Officer And Director                  2003
Richard Bernstein      52     Director                                              2005

The background of our executive officers are as follows:

Mitchell Maxwell

Mitchell Maxwell has been involved in the entertainment business for over twenty-five years and has produced seven Broadway shows, twenty-seven Off-Broadway shows, four national tours, three West End shows and five independent films. He has built five entertainment companies, owned and operated two successful New York City restaurants, owned and operated three Off-Broadway theatres, and recently joined the board of directors of the DCT, while being instrumental in its re-birth. He currently serves as President of SEI and as Chairman of the DCT in Denver, Colorado.

His productions have been honored with nominations for 10 Tony Awards, 6 Olivier Awards, 15 Outer Critics Circle Awards, 9 Drama Desk Awards and 3 Obie Awards. They have won the Tony, Drama Desk, Outer Critics Circle, and Obie Awards, as well as the 2000 Pulitzer Prize for Drama. Currently, his Company, SEI, is one of the producers of "Brooklyn" which ran on Broadway in 2004.

Mr. Maxwell is a graduate of Tufts University where he is currently an adjunct professor.

Victoria Maxwell

Victoria Maxwell has been involved in the entertainment business for twenty years. As producer of numerous theatre and film projects, she has worked with an elite roster of including Matthew Arkin, Christine Baranski, Ellen Barkin, Betty Comden, Dana Delany, Olympia Dukakis, Ron Eldard, Lisa Emery, Corey Feldman, James Gandolfini, Victor Garber, Adolph Green, Robert Klein, Nathan Lane, Anthony LaPaglia, Jerry Lewis, Donald Margulies, Penny Marshall, Rob Marshall, Jerry Mitchell, Rob Morrow, Kevin Nealon, Bebe Neuwirth, Jack O'Brien, Sarah Jessica Parker, Faith Prince, Paul Rudnick, Budd Schulberg, Patrick Stewart, Daniel Sullivan, Steven Weber and Sigourney Weaver.

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

James S. Cardwell

Since 2002, James "Jay" Cardwell has been the Chief Financial Officer of Sibling Entertainment, Inc. He is also the Executive Director and Board Member of The Denver Civic Theatre, Inc. Before joining SEI, Cardwell was the Deputy Director (1999-2001) of the National Jazz Museum in Harlem (NJMiH, a new Smithsonian Institution Affiliate). At NJMiH, he was in charge of developing all master business plans, including real estate development, feasibility studies, marketing, financial development of its new museum.

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

Prior to his theatrical career Mr. Cardwell was a senior CPA consultant (1981-1984) with Arthur Andersen & Co. in St. Louis.

(b.) Identify Significant Employees

James Cardwell acts as our Chief Financial Officer (reference Item 9, Section
(a) "Identify Directors and Executive Officers"). Victoria Maxwell acts as our Vice President and Secretary (reference Item 9, Section (a) "Identify Directors and Executive Officers").

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

ITEM 10. EXECUTIVE COMPENSATION

Our executive officers did not receive compensation from us during the fiscal years ended June 30, 2005, 2004, and 2003. There are no employment contracts or agreements between us and our officers. We do not have any employee stock option or other incentive plans. We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2005, we did not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

As of the time of this filing, the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers is as follows:

Name and address of                        Amount and Nature          Percent of
Beneficial Owner                           of Beneficial Ownership    Class
-------------------                        -----------------------    -----

Richard Bernstein*                                  640,418             2.72%
927 7th Avenue
Denver, CO 80204

James S. Cardwell**                               1,060,000             4.50%
17 East 126th  Street, apt #4
NY, NY 10035

Victoria Maxwell                                  2,208,994             9.38%
202 East 21st Street, Apt 2B
New York, NY 10010

Sibling Entertainment, Inc.                       6,000,000            25.48%
511 W 25th Street, Ste 503
New York, NY 10001

Stan Tynski                                       1,739,334             7.39%
10200 East Girard Ave., Bldg. C, Ste 250
Denver, CO 80231

Zachwell, Ltd.***                                 2,220,000             9.43%
511 W 25th Street, Ste 503
New York, NY 10001

All directors, executive officers
and significant employees as a
group (2 people)                                  6,129,412            26.03%

----------

*     Richard Bernstein is a Director of Sibling Entertainment Group, Inc.

**    James S. Cardwell is CFO of Sibling Entertainment Group, Inc.

*** Mitchell Maxwell, CEO of Sibling Entertainment Group, Inc. is the owner of Zachwell, Ltd.

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

Mr. Sierchio is a partner of the firm Sierchio, Greco and Greco PC, our legal counsel. We believe that the cost of the services provided by Mr. Sierchio are comparable to, or less than, the fees that we would have to pay to unrelated third parties providing similar services.

In October 2003, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from us, agreed to: (1) permit us to use of SEI's offices and related use of phone, fax machines, computers and other office equipment ($525 per month for rent and $185 per month for utilities). This agreement was amended as described in the "Subsequent Events" section above such that as of July 1, 2005 we assumed responsibility of the lease and utility expenses, and shall be reimbursed by SEI for a portion of those costs on a monthly basis. On July 1, 2004, we entered into an agreement to provide consulting services to the DCT, a Colorado not-for-profit corporation, whereby we would earn $6,600 per month.

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

Please see the subsequent events paragraph for other material related party transactions that occurred after June 30, 2005.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended June 30, 2005, 2004 and 2003 we incurred $29,050, $12,000 and $0, respectively. Because under previous management of Mr. Russo, we were behind in our filings, the audit for the year ended June 30, 2003 was completed under the current management in November of 2004. The cost of the audit was $12,000. See the section "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for further discussion related to the engagement of accounting firm LW&Co in May 2004 to perform review and audit services for the years ended June 30, 2003 and 2004.

Tax Fees

For the year ended June 30, 2005, 2004 and 2003 we paid $0 for tax preparation services provided, as our officers prepared the taxes.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8K.

EXHIBIT  DESCRIPTION OF EXHIBIT AND FILING REFERENCE
NUMBER

Exhibit 3.1*            Articles of Incorporation (incorporated by reference to
                        Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File Number 333-60958 [the "Registration Statement"])

Exhibit 3.2* Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)

*     Previously filed.

Exhibit 31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2            Certification of the Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1            Certification of the President Pursuant to 18 U.S.C.
                        1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 Share Exchange Agreement made this 17th day of June, 2005 by and among Amici Ventures, Inc., Sibling Pictures, Inc., and the stockholders of Sibling Pictures, Inc. who are signatories thereto, as filed on Form 8-K dated June 17, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     SIGNATURE                            TITLE                       DATE

By: /s/ "Mitchell Maxwell"         President and Director       October 25, 2005
------------------------
Mitchell Maxwell

     SIGNATURE                            TITLE                       DATE

By: /s/ "James S. Cardwell"       Chief Financial Officer,      October 25, 2005
------------------------        Principle Accounting Officer
James S. Cardwell                      and Director

     SIGNATURE                            TITLE                       DATE

By: /s/ "Victoria Maxwell"      Vice President and Director     October 25, 2005
------------------------
Victoria Maxwell

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                       DATE

By: /s/ "Mitchell Maxwell"         President and Director       October 25, 2005
------------------------
Mitchell Maxwell

     SIGNATURE                            TITLE                       DATE

By: /s/ "James S. Cardwell"       Chief Financial Officer,      October 25, 2005
------------------------        Principle Accounting Officer
James S. Cardwell                      and Director

     SIGNATURE                            TITLE                       DATE

By: /s/ "Victoria Maxwell"      Vice President and Director     October 25, 2005
------------------------
Victoria Maxwell