Form 10QSB
period 2005-09-30
Sibling Entertainment Group, Inc.
filed 2005-11-21
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File No: 333-60958

SIBLING ENTERTAINMENT GROUP, INC.

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

Common Stock, $.001 par value, 8,000,000 shares at September 30, 2004 and 23,680,000 shares at November 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO [ X ].

SIBLING ENTERTAINMENT GROUP, INC.

Form 10-QSB

Quarter Ended September 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(UNAUDITED)

Assets
Current assets
Cash	39,132
Due from related parties	51,250
Advances and prepaids	65,625
Loans receivable	20,000
Other receivables	3,463

Total current assets	179,470

Fixed assets
Computer equipment, net of accumulated depreciation	3,514

Total Fixed Assets	3,514

Other assets
Investment in related company	350,000
Other investments	37,500
Options purchased	61,000

Total other assets	448,500

Total assets	631,484

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	37,443
Income taxes payable	710
Due to related parties	40,645
Other liabilities to be settled in stock	2,500

Total current liabilities	81,298

Total liabilities	81,298

Equity
Common stock ($0.001 par): Authorized shares-
100,000,000; Issued and outstanding-23,170,000	23,170
Additional paid in capital	1,392,113
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(616,797)

Total equity	550,186

Total liabilities and stockholders’ equity	631,484

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2005	2004	2005

Revenue
Consulting fee income	24,450	—	124,200
Executive producer fees	25,000	32,600	75,000

Total Revenue
	49,450	32,600	199,200
Expense
General and administrative -
Professional fees	60,431	—	332,559
Management fees - related company	45,300	25,258	247,532
Other	90,130	9,816	170,499
Write-off of investment in motion picture rights	—	—	33,400
Production expenses	24,621	—	34,621

Operating loss	(171,032)	(2,474)	(619,411)
Other Income/Expense
Gain on forgiveness of debt	—	—	6,960
Interest income (expense), net	400	—	(2,110)

Net loss before income taxes	(170,632)	(2,474)	(614,561)
Taxes	—	—	2,236

Net Income	(170,632)	(2,474)	(616,797)

Loss per common share - basic and diluted	($ 0.01)	($ 0.00)

Weighted average number of common shares	12,813,726	8,000,000

Shares outstanding - basic and diluted

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2005	2004	2005
Cash flows from operating activites
Net Loss	$(170,632)	$(2,474)	$(616,797)

Depreciation	187	—	720
Stock-based payment	21,875	—	115,625
Increase in prepaids and other assets	(3,463)	—	(3,463)
Increase in accounts payable and accrued expenses	464	(10,500)	42,945
Motion picture rights written off	—	—	33,400
Advance from related party-forgiveness of debt	—	—	(7,500)
Executive services	—	—	54,000

Net cash used in operating activities	(151,569)	(12,974)	(381,070)

Cash flows from investing activities
Purhcase of computer equipment	(503)	(2,161)	(4,234)
Investment in related company stock	(50,000)	—	(348,217)
Options purchased	(37,500)	—	(61,000)
Investment in productions	—	(13,500)	(37,500)

Net cash used in investing activities	(88,003)	(15,661)	(450,951)

Cash flows from financing activities
Due from related parties	(31,143)	(56,631)	(72,382)
Advances from related companies	—	9,900	60,701
Loans to related company	(16,250)	—	(20,000)
Proceeds from issuance of common stock subscriptions	—	20,000	27,500
Proceeds from issuance of convertible debentures	—	70,000	140,000
Proceeds from issuance of common stocks	302,501	—	734,834

Net cash provided by financing activities	255,108	43,269	870,653

Net increase (decrease) in cash	15,536	14,634	38,632
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$39,132	$14,634	$39,132

Supplemental disclosures of cash flow information:
Income taxes	$—	$710

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2005.

ORGANIZATION AND NATURE OF OPERATIONS

Sibling Entertainment Group, Inc. was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Pictures, Inc. (“SPI”) and Reel Love Production, Inc. (“RLPI”) for the period from July 1, 2005 to September 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The estimated fair values of the Company’s financial instruments as of September 30, 2005, approximated their carrying amounts.

Cash and cash equivalents, due to related companies and accrued liabilities are reflected in the balance sheet at fair market value because of the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company entered into an agreement with Var Growth Corporation, on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 350,000 shares. The issued shares cover the contractual period July 1, 2005 to June 30, 2006. The expenses will be recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $21,875 per quarter ($87,500 in the aggregate).

3. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the agreement, DCT is to compensate the Company $6,900 for July services as booking agent for the theatre, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $24,450 and $20,100 for the three months ended September 30, 2005 and 2004, respectively, and a cumulative amount since inception of development stage of $124,200. As of September 30, 2005, the Company recognized a total amount due for these services in the amount of $50,850.

As of September 30, 2005, DCT was indebted to the Company in the amount of $20,000 for money the Company had loaned to the theatre for operational expenses during the run of the production “Newsical the Musical”. This loan carries annual interest at eight (8%) percent, and the Company has recorded interest income of $400 for the four months the loan has been outstanding.

At September 30, 2005, the Company recognized an aggregate amount of $51,250 due from related parties.

DUE TO RELATED PARTIES

Due to related parties includes $17,655 due to Sibling Entertainment, Inc. (“SEI”) for legal fees associated with set up costs of SPI. The Company also recognized $18,000 and $3,206 due to SEI for options purchased to maintain the rights to the script “Reel Love” and for general office expenses, respectively. SEI was also due $1,784 as the remaining amount from the last quarterly stock purchase of SEI stock. The total amount due to related parties as of September 30, 2005 was $40,645.

4. INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company may advance and make payment at any amount during any time during the Investment Period. As of September 30, 2005, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share.

5. OPTIONS

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause SEI’s wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. As of September 30, 2005 both amounts had been paid to the two parties.

INVESTMENT IN THEATRICAL OPTIONS AND RIGHTS

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. For the three months ended September, 2005, the Company has invested a total of $7,500 in two productions.

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

As of September 30, 2005, all issued convertible debentures, which represent an aggregate principal amount of $140,000 have been converted, giving the holders an aggregate of 560,000 shares of the Company’s common stock.

9. COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the three months ended September 30, 2005, an aggregate principal amount of $277,500 comprising 277,500 units (or 1,110,000 shares) was sold under this offering. Included with the related issuances are 277,500 warrant units entitling the investors to purchase at $0.50 per share additional 277,500 shares. Additionally, the Company entered into an agreement with Var Growth Corporation on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

companies in exchange for restricted Common Stock in the aggregate of 350,000 shares. The expenses will be recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $21,875 per quarter ($87,500 in the aggregate).

On August 16, 2005 the Company sold 200,000 units at a price of $0.25 per unit or $50,000 in the aggregate.  The terms of this offering are the same terms as of the “Series A-1” 1,500,000 unit offering described above, whereby the price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. The units were offered and sold to one investor in Zurich, Switzerland pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended, afforded by Regulation S as promulgated thereunder.

10. OTHER LIABILITIES TO BE SETTLED IN STOCK

As of September 30, 2005, subscriptions to common stock of $2,500 (or 2,500 units) were issued by the Company entitling, upon accreditation, to one investor to purchase 10,000 shares of common stock at $0.25 per share. Included with the related issuances are 2,500 warrant units entitling the investors to purchase at $0.50 per share an additional 2,500 shares. Upon accreditation, if this investor should exercise all of its warrants, it would own a total of 12,500 shares.

11. SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

Since September 30, 2005, we have issued an aggregate of 440,000 shares of common stock for a total of $80,000. Included in these issuances, we have issued 80,000 warrants entitling the investors to an additional 80,000 shares in the aggregate. Also included in these issuances, the Company has entered into an agreement with Romano, Ltd., on October 16, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period of October 16, 2005 until October 15, 2006. The expenses will be recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $7,500 per quarter ($30,000 in the aggregate).

OTHER LIABILITIES TO BE SETTLED IN STOCK

As of the date of this filing, the Company has received a completed subscription agreement for the $2,500 investment in common stock of the Company and has reclassified the $2,500 from common stock subscribed to an investment in common stock.

On October 13, 2005 a subscription to common stock of $15,000 (or 15,000 units) was issued by the Company entitling, upon accreditation, one investor to purchase 60,000 shares of common stock at $0.25 per share. Included with the related issuances are 15,000 warrant units entitling the investors to purchase at $0.50 per share an additional 15,000 shares. Upon accreditation, if this investor should exercise all of its warrants, she would own a total of 75,000 shares.

NEW CONSULTING AGREEMENT

On November 4, 2005, the Company entered into an agreement with Moneta Capital Advisors, Inc. (“Moneta”) whereby Moneta will provide their expertise in a variety of corporate services including corporate strategic planning, the introduction of clients, investment bankers and other companies to assist the Company in its future financial efforts related to the placement, growth and promotion of companies in the public markets as well as those that may share a strategic alliance with the Company or one or more of its business divisions. The term of the agreement is twelve (12) months. For such service, the Company will compensate Moneta Fifty Thousand

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

($50,000) Dollars and grant to Moneta 100,000 shares of common stock at the market value of $0.25 per share and 200,000 warrants to acquire 200,000 shares at the price of $0.50 per hare for a period of five (5) years. The fifty thousand ($50,000) dollar payment will be paid in equal installments of $4,166.67 beginning November 1, 2005, over twelve (12) months.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of

1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ending September 30, 2005, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

A. Overview

Sibling Entertainment Group, Inc. was organized in 1995. We are engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc.

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

SIBLING ENTERTAINMENT GROUP, INC.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

New York Theatrical Industry

Our Management believes that we will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of our principal officer’s prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

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

SIBLING ENTERTAINMENT GROUP, INC.

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

•

Royalties -- a percentage paid from a movie’s box office grosses after all print and advertising fees and other deferred fees are paid. In many cases, these amounts are not paid due to a complete buyout by distributors.

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

SIBLING ENTERTAINMENT GROUP, INC.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

D.    Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control and are set forth below. Additional risks and uncertainties not known to us or believed to be immaterial may also adversely impact or impair our business.

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at September 30, 2005 amounted to $248,300 and $616,797, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.

Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell

3.

Control of Company. Our six largest shareholders own 14,228,328 shares, approximately 61.41% of our existing issued and outstanding stock as of September 30, 2005. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

SIBLING ENTERTAINMENT GROUP, INC.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

E.        Operating Results for the Three Months Ended September 30, 2005 and 2004:

Revenues – Revenues for the three months ended September 30, 2005 and 2004 equaled $49,850 and $32,600, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $25,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2005 were $195,860 compared to $35,074 during the three months ended September 30, 2004 representing an increase of $160,786. This increase was partially attributable to $31,875 in consulting expenses, of which none were incurred during the three months ended September 30, 2004. In addition, we incurred accounting fees of $11,350 during the three months ended September 30, 2005. We did not incur accounting fees for the three months ended September 30, 2004. Other significant factors include an increase in the monthly management fees SEI charges from $9,086 per month in the three months ended September 30, 2004 to $19,600 beginning September 1, 2005, previously $12,800 and $12,900 for July and August, 2005, respectively

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended September 30, 2005 of $170,632 compared to $2,474 for the three months ended September 30, 2004 is due to significantly higher professional fees, which totaled $60,431 and $0 for the three months ended September 30, 2005 and 2004, respectively. Management Fees were also higher, totaling $45,300 and $25,258 for the three months ended September 30, 2005 and 2004, respectively. Other factors include payroll expenses of approximately $38,000 and reimbursable production expenses of approximately $22,000 for the three months ended September 30, 2005, which the Company did not incur in the three months ended September 30, 2004.

Liquidity and Capital Resources:

At September 30, 2005 we had $39,132 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses.

During and subsequent to the quarter ended September 30, 2005, we increased our finances through the issuance of common stock and convertible debentures to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds , below.

SIBLING ENTERTAINMENT GROUP, INC.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – We have commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $790,000, or 790,000 units (or 3,160,000 shares), was sold under this offering.

Please refer to our Form 8K filed December 23, 2004 for further details concerning the terms of these offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share. Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Ten Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares. During the three months ended September 30, 2005, the Company purchased, for Fifty Thousand Dollars ($50,000), One Hundred Thousand (100,000) Shares, reaching the maximum investment of 700,000 shares in SEI.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated

By and between parties at arm’s length.

Management Contract with the New Denver Civic Theatre

The Company’s agreement with DCT was amended such that beginning July 1, 2005, monthly fees charged to DCT increase from $6,600 per month to $6,900 per month. The Company’s agreement with DCT was amended such that beginning August 1, 2005, monthly fees charged to DCT increase from $6,900 to $8,775 per month.

B. Changes in Financial Obligations

On December 22, 2004, the Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par, expiring December 31, 2004 (but extended per agreements with all holders). The debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in a public market, the debentures are automatically convertible to shares of common stock. If upon the maturity date the Company’s common stock is not quoted for trading in a public market, then the debenture shall be due and repayment of the principal to the holder shall be made at 2% of the principal each week or approximately 8% of the principal each month in accordance to the terms set forth within the debenture agreement.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

On September 23, 2005 the Company agreed with all holders to convert their convertible debentures into common stock of the Company. These conversions represent an aggregate principal amount of $140,000, giving the holders an aggregate of 560,000 shares of the Company’s common stock.

C. Subsequent Events

Issuance of Common Stock

Since September 30, 2005, we have issued an aggregate of 440,000 shares of common stock for a total of $80,000. Included in these issuances, we have issued 80,000 warrants entitling the investors to an additional 80,000 shares in the aggregate.

On August 16, 2005 the Company entered into a contract with Romano, Ltd. to provide similar corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issue shares cover the contractual period of October 16, 2005 to October 15, 2006. The expense was recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $30,000 in the aggregate.

New Consulting Agreement

On November 4, 2005, the Company entered into an agreement with Moneta Capital Advisors, Inc. (“Moneta”) whereby Moneta will provide their expertise in a variety of corporate services including corporate strategic planning, the introduction of clients, investment bankers and other companies to assist the Company in its future financial efforts related to the placement, growth and promotion of companies in the public markets as well as those that may share a strategic alliance with the Company or one or more of its business divisions. The term of the agreement is twelve (12) months. For such service, the Company will compensate Moneta Fifty Thousand ($50,000) Dollars and grant to Moneta 100,000 shares of common stock at the market value of $0.25 per share and 200,000 warrants to acquire 200,000 shares at the price of $0.50 per hare for a period of five (5) years. The fifty thousand ($50,000) dollar payment will be paid in equal installments of $4,166.67 beginning November 1, 2005, over twelve (12) months.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

D. Conflicts of Interest

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

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	November 21, 2005

________________________

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	November 21, 2005
________________________	Principle Accounting Officer and Director

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	November 21, 2005

________________________

Victoria Maxwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	November 21, 2005
________________________	Principle Accounting Officer and Director

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	November 21, 2005

________________________

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	November 21, 2005

________________________

Victoria Maxwell