Form 10QSB
period 2005-12-31
Sibling Entertainment Group, Inc.
filed 2006-02-14
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

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

Common Stock, $.001 par value, 24,260,000 shares at December 31, 2005 and 25,440,000 shares at
February 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒.

SIBLING ENTERTAINMENT GROUP, INC.
Form 10-QSB
Quarter Ended December 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

Assets
Current assets
Cash	32,323
Due from related parties	87,975
Advances and prepaids	94,000
Loans receivable	20,000
Other receivables	3,133

Total current assets	237,431

Fixed assets
Computer equipment, net of accumulated depreciation	3,850

Total Fixed Assets	3,850

Other assets
Investment in related company	350,000
Other investments	87,500
Options purchased	61,000

Total other assets	498,500

Total assets	739,781

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	50,890
Income taxes payable	710
Due to related parties	49,145

Total current liabilities	100,745

Total liabilities	100,745

Equity
Common stock $0.001 par value; 100,000,000 authorized shares; 24,260,000 shares issued and outstanding	24,260
Additional paid in capital	1,663,523
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(800,447)

Total equity	639,036

Total liabilities and stockholders’ equity	739,781

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December

	2005	2004	2005	2004	31, 2005

Revenue
Consulting fee income	50,775	39,900	26,325	—	150,525
Executive producer fees	50,000	16,667	25,000	23,967	100,000

Total Revenue	100,775	56,567	51,325	23,967	250,525

Expense
General and administrative -
Professional fees	157,893	137,663	97,461	132,663	430,020
Management fees - related company	104,100	46,516	58,800	21,258	306,332
Other	169,203	17,445	79,073	12,629	249,573
Write-off of investment in motion picture rights	—	—	—	—	33,400
Production expenses	24,661	—	40	—	34,661

Operating loss	(355,082)	(145,057)	(184,049)	(142,583)	(803,461)
Other Income(Expense)
Interest Income (Expense)	800	—	400	—	(1,710)
Gain on forgiveness of debt	—	—	—	—	6,960

Net loss before income taxes	(354,282)	(145,057)	(183,649)	(142,583)	(798,211)
Taxes	—	—	—	—	2,236

Net Loss	(354,282)	(145,057)	(183,649)	(142,583)	(800,447)

Loss per common share - basic and diluted	($0.02)	($0.02)	($0.01)	($0.02)

Weighted average number of common shares outstanding - basic and diluted	23,036,033	8,247,772	23,931,196	8,495,543

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Common Stock, $.001 par
	Shares	Amount

Balance June 30, 2000	6,000,000	$6,000	$274,200	$(248,300)	$—	$31,900
Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000
Net loss	—	—	—	—	(27,600)	(27,600)

Balance June 30, 2001	6,000,000	$6,000	$292,200	$(248,300)	$(27,600)	$22,300
Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000
Sale of common shares	2,000,000	2,000	58,000	—	—	60,000
Net loss	—	—	—	—	(76,449)	(76,449)

Balance June 30, 2002	8,000,000	$8,000	$368,200	$(248,300)	$(104,049)	$23,851
Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000
Net loss	—	—	—	—	(15,531)	(15,531)

Balance June 30, 2003	8,000,000	$8,000	$386,200	$(248,300)	$(119,580)	$26,320

Net loss	—	—	—	—	(29,148)	(29,148)

Balance June 30, 2004	8,000,000	$8,000	$386,200	$(248,300)	$(148,728)	$(2,828)

Value of services provided by consultant	375,000	375	93,375	—	—	93,750
Issuance of common shares	12,575,000	12,575	359,758	—	—	372,333
Net loss	—	—	—	—	(297,437)	(297,437)

Balance June 30, 2005	20,950,000	$20,950	$839,333	$(248,300)	$(446,165)	$165,818

Value of services provided by consultant	570,000	570	141,930	—	—	142,500
Issuance of common shares in connection with private placements	2,070,000	1,960	515,540	—	—	545,000
Shares converted from debentures	560,000	560	139,440	—	—	140,000
Shares issued to settle liabilities	110,000	110	27,390	—	—
Net loss	—	—	—	—	(354,282)	(354,282)

Balance December 31, 2005	24,260,000	$24,260	$1,663,523	$(248,300)	$(800,447)	$639,036

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31, 2005

	For the six months ended December 31,

	2005	2004

Cash flows from operating activities
Net Loss	$(354,282)	$(40,217)	$(800,447)

Depreciation	374	—	907
Stock-based payment	57,500	—	151,250
Increase in prepaids and other assets	(12,133)	—	(12,133)
Increase in accounts payable and accrued expenses	13,912	—	56,393
Motion picture rights written off	—	—	33,400
Advance from related party-forgiveness of debt	—	—	(7,500)
Executive services	—	—	54,000

Net cash used in operating activities	(294,629)	(40,217)	(524,130)

Cash flows from investing activities
Fixed Assets	(1,026)	(3,731)	(4,757)
Investment in related company stock	(50,000)	(180,000)	(348,217)
Options purchased	(37,500)	(21,500)	(61,000)
Investment in productions	(50,000)	—	(87,500)

Net cash used in investing activities	(138,526)	(205,231)	(501,474)

Cash flows from financing activities
Due from related parties	(59,368)	(16,317)	(90,607)
Repayment to related parties	—	(55,308)	(10,000)
Advances from related companies	—	17,900	60,701
Loans to related companies	(16,250)	40,000	(20,000)
Proceeds from issuance of common stock subscriptions	—	45,000	27,500
Proceeds from issuance of convertible debentures	—	100,000	140,000
Proceeds from issuance of common stocks	517,500	170,000	949,833

Net cash provided by financing activities	441,882	301,275	1,057,427

Net increase in cash	8,727	55,827	31,823
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$32,323	$55,827	$32,323

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months and six months ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2005.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2005 amounted to $248,300 and $800,447, respectively. The Company experienced net losses of $183,649 and $142,583 for the three months ended December 31, 2005 and 2004, respectively, and $354,282 and $145,057 for the six months ended December 31, 2005 and 2004, respectively, and cumulative net loss incurred since the development stage of $800,447. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #9, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

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

The Company entered into an agreement with Romano, Ltd., on October 16, 2005, to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expenses were recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per shares, or $7,500 per quarter ($30,000 in the aggregate), for the period of October 16, 2005 to October 15, 2006.

The Company entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. The expenses were at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per shares, or $6,250 per quarter ($25,000 in the aggregate), for the period of November 1, 2005 to October 31, 2006. Under the contract the Company shall additionally grant 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

3. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to a related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the agreement, DCT is to compensate the Company as booking agent for the theatre, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $26,325 and $19,800 for the three months ended December 31, 2005 and 2004, respectively, and $50,775 and $39,900 for the six months ended December 31, 2005 and 2004, respectively, and a cumulative amount since inception of development stage of $150,525. As of December 31, 2005, the Company recognized a total amount due for these services in the amount of $50,775.

As of December 31, 2005, DCT was indebted to the Company in the amount of $20,000 for money the Company had loaned to the theatre for operational expenses during the run of the production “Newsical the Musical”.

At December 31, 2005, the Company recognized an aggregate amount of $87,975 due from related parties.

DUE TO RELATED PARTIES

Due to related parties includes a total of $49,145 as of December 31, 2005, and includes $14,655 due to Sibling Entertainment, Inc. (“SEI”) for legal fees associated with set up costs of Sibling Pictures, Inc. (“SPI”). Due to related parties also includes $21,000 and $3,206 due to SEI for options purchased to maintain the rights to the script “Reel Love” and for general office expenses, respectively. Additionally, SEGI recorded due to related party amounts of $10,283 in the aggregate, to SEI.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of December 31, 2005, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI, and the stock was accounted for by the cost method.

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. As of December 31, 2005 both amounts had been paid to the two parties.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

4. INVESTMENT IN THEATRICAL PRODUCTIONS

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. As of December 31, 2005, the Company has invested a total of $87,500 in three productions and has purchased options for productions in the amount of $26,000.

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

As of December 31, 2005, all issued convertible debentures, which represent an aggregate principal amount of $140,000 have been converted, giving the holders an aggregate of 560,000 shares of the Company’s common stock.

6. COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the three months ended December 31, 2005, an aggregate principal amount of $207,500 comprising 207,500 units (or 830,000 shares) was sold under this offering. Included with the related issuances are 207,500 warrant units entitling the investors to purchase at $0.50 per share an additional 207,500 shares.

Additionally, The Company entered into an agreement with Var Growth Corporation, on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 350,000 shares. The issued shares cover the contractual period July 1, 2005 to June 30, 2006.

Additionally, the Company entered into an agreement with Romano, Ltd. on November 4, 2005 to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006.

The Company also entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies,

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006.

7. SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

As of the date of this filing, the Company sold 65,000 units (each unit consists of four shares and two warrants) at a price of $1.00 per unit or $65,000 in the aggregate, or 260,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series C” private placement of up to 565,000 units, or 2,260,000 million shares for an aggregate offering price of $565,000. The “Series C-1” warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.50 per share for a period of three (3) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 65,000 shares. The total raised under our “Series C” private placement represents 260,000 shares, or $65,000 in the aggregate. This offering was terminated on January 25, 2006.

In addition, as of the date of this report, we sold 230,000 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $253,000 in the aggregate, or 920,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 920,000 shares. The total raised under our “Series D” private placement represents 920,000 shares, or $253,000 in the aggregate.

EMPLOYMENT CONTRACTS

On January 17, 2006, the Company entered into employment contracts with the following officer of the Company: Mitchell Maxwell, President; Victoria Maxwell, Vice President and Secretary; James S. Cardwell, Chief Financial Officer and Chief Accounting Officer (collectively the “Executive Employees”). The employment contracts became effective January 17, 2006 and are for a term of three (3) years. Under the terms of the agreements, each Executive Employee’s remuneration is agreed to not be less than their respective base salary equal to the following:

Mitchell Maxwell, President	$258,000
Victoria Maxwell, Vice President	$126,000
James S. Cardwell, CFO	$72,000

Each Executive Employee is also entitled to a signing bonus equal to the following:

Mitchell Maxwell, President	$45,000
Victoria Maxwell, Vice President	$22,000
James S. Cardwell, CFO	$12,500

Each Executive Employee shall also be entitled to an annual bonus and periodic increases in the base salary.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ended December 31, 2005, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

• the management consulting agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (A not-for-profit organization) where Victoria Maxwell, Mitchell Maxwell and James Cardwell also serve as members of its board of directors.;

• the consulting agreements with independent theatrical and/or film production companies including Sibling Pictures, Inc. (see related parties).;

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

The primary real estate owners of Broadway theatres is possessed by three owners, the Shubert Foundation managed by the Shubert Organization, Inc., the Nedelander Producing Company of America, Inc. and Jujamcyn Theatres. The theatrical industry in New York extends beyond Broadway and is also supported by an ever growing number of Off-Broadway theatre and theatrical companies providing opportunities for both the development of new works as well as a source of revenue for production companies. Most off-Broadway theatres are independently owned by single theatre owners, not-for-profit companies and a growing number of companies owning more than one theatre including Dodger Stage Holding Theatricals, Inc. The number of operating theatres has grown from less than 10 in 1985 to over 80 significant off-Broadway theatres and performance spaces in 2004. The number of not-for-profit theatre companies renting space and producing shows in addition to commercial producers has increased to over 400 companies.

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

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at December 31, 2005 amounted to $248,300 and $800,447, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.

Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. At December 31, 2005, we did not have any employment agreement with any of Messrs. Maxwell and Cardwell or Ms. Maxwell. However, on January 17, 2006, the Company entered into employment contracts with the following officers of the Company; Mitchell Maxwell, President; Victoria Maxwell, Vice President and Secretary: James S. Cardwell, Chief Financial Officer and Chief Accounting Officer. The employment contracts are for a term of three (3) years.

3.

Control of Company. Our six largest shareholders own 14,148,328 shares, approximately 58.32% of our existing issued and outstanding stock as of December 31, 2005. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

SIBLING ENTERTAINMENT GROUP, INC.
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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

E.	Operating Results for the Six Months Ended December 31, 2005 and 2004:

Revenues – Revenues for the six months ended December 31, 2005 and 2004 equaled $100,775 and $56,567, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $50,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2005 were $431,196 compared to $201,624 during the six months ended December 31, 2004 representing an increase of $229,572. This increase was partially attributable to an increase in management fees SEI charges the Company, increasing to $19,600 per month for the six months ended December 31, 2005 compared to monthly charges of $7,086 for each of the six months ended December 31, 2004. In addition, we incurred payroll expenses of approximately $76,700 during the six months ended December 31, 2005, which we did not incur during the six months ended December 31, 2004.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the six months ended December 31, 2005 of $354,282 compared to $145,057 for the six months ended December 31, 2004 is due to higher professional fees, which totaled $157,893 and $137,663 for the six months ended December 31, 2005 and 2004, respectively. Management Fees were also higher, totaling $104,100 and $46,516 for the six months ended December 31, 2005 and 2004, respectively. Other factors include payroll expenses of approximately $76,700 and production expenses of approximately $24,660 for the six months ended December 31, 2005, which the Company did not incur in the six months ended December 31, 2004.

Operating Results for the Quarters Ended December 31, 2005 and 2004:

Revenues – Revenues for the three months ended December 31, 2005 and 2004 equaled $51,325 and $23,967, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $25,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2005 were $235,374 compared to $166,550 during the three months ended December 31, 2004 representing an increase of $68,824. This increase was partially attributable to $58,800 in consulting expenses for the three months ended December 31, 2005 compared to $21,258 for the three months ended December 31, 2004. In addition, we incurred payroll expenses of approximately $42,000 during the three months ended December 31, 2005, which we did not incur during the three months ended December 31, 2004. Other significant factors include an increase in the monthly management fees SEI charges the Company. Management fees were $19,600 per month for each of the three months ended December 31, 2005, compared to $7,086 for each of the three months ended December 31, 2004.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended December 31, 2005 of $183,649 compared to $142,583 for the three months ended December 31, 2004 is due to significantly higher management fees, totaling $58,800 and $21,258 for the three months ended December 31, 2005 and 2004, respectively. Other factors include payroll expenses of

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

approximately $42,000 for the three months ended December 31, 2005, which the Company did not incur in the three months ended December 31, 2004.

Liquidity and Capital Resources:

At December 31, 2005 we had $32,323 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses.

During and subsequent to the quarter ended December 31, 2005, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – We have commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $877,500, or 877,500 units (or 3,510,000 shares), was sold under this offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

A.  Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share.  Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Ten Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares. During the six months ended December 31, 2005, the Company purchased, for Fifty Thousand Dollars ($50,000), One Hundred Thousand (100,000) Shares, reaching the maximum investment of 700,000 shares in SEI.

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

B.  Subsequent Events

Issuance of Common Stock

Since December 31, 2005, the Company sold 65,000 units (each unit consists of four shares and two warrants) at a price of $1.00 per unit or $65,000 in the aggregate, or 260,000 shares in the aggregate to one accredited investor.  These units were sold pursuant to our “Series C” private placement of up to 565,000 units, or 2,260,000 million shares for an aggregate offering price of $565,000.  The “Series C-1” warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.50 per share for a period of three (3) years commencing on the closing date.  Accordingly, this investor may acquire up to an additional 65,000 shares.  The total raised under our “Series C” private placement represents 260,000 shares, or $65,000 in the aggregate.  This offering was terminated on January 25, 2006.

Since December 31, 2005, the Company sold 230,000 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $253,000 in the aggregate, or 920,000 shares in the aggregate to one accredited investor.  These units were sold pursuant to our

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

“Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000.  The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date.  The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date.  Accordingly, this investor may acquire up to an additional 920,000 shares.  The total raised under our “Series D” private placement represents 920,000 shares, or $253,000 in the aggregate.

Employment Contracts

On January 17, 2006, the Company entered into employment contracts with the following officer of the Company: Mitchell Maxwell, President; Victoria Maxwell, Vice President and Secretary; James S. Cardwell, Chief Financial Officer and Chief Accounting Officer (collectively the “Executive Employees”).  The employment contracts became effective January 17, 2006 and are for a term of three (3) years.  Under the terms of the agreements, each Executive Employee’s remuneration is agreed to not be less than their respective base salary equal to the following:

Mitchell Maxwell, President	$258,000
Victoria Maxwell, Vice President	$126,000
James S. Cardwell, CFO	$72,000

Each Executive Employee is also entitled to a signing bonus equal to the following:

Mitchell Maxwell, President	$45,000
Victoria Maxwell, Vice President	$22,000
James S. Cardwell, CFO	$12,500

Each Executive Employee shall also be entitled to an annual bonus and periodic increases in the base salary.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	February 14, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By:	Chief Financial Officer,	February 14, 2006
Principle Accounting Officer and Director

James S. Cardwell

SIGNATURE	TITLE	DATE

By:	Vice President and Director	February 14, 2006

Victoria Maxwell

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By:	Chief Financial Officer,	February 14, 2006
Principle Accounting Officer and Director

James S. Cardwell

SIGNATURE	TITLE	DATE

By:	President and Director	February 14, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By:	Vice President and Director	February 14, 2006

Victoria Maxwell