Form 10QSB
period 2006-03-31
Sibling Entertainment Group, Inc.
filed 2006-05-22
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB (Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

Common Stock, $.001 par value, 25,485,000 shares at March 31, 2006 and 26,713,384 shares at May 16, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.
1

SIBLING ENTERTAINMENT GROUP, INC. Form 10-QSB Quarter Ended March 31, 2006
2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2006 (UNAUDITED)

Assets
Current assets
Cash	11,328
Due from related parties	105,819
Advances and prepaids	55,430
Loans receivable	47,500
Other receivables	3,094

Total current assets	223,171

Fixed assets

Computer equipment, net of accumulated depreciation	3,664

Total Fixed Assets	3,664

Other assets
Prepaid consulting fees	18,333
Production development costs	20,000
Investment in related company	350,000
Other investments	102,500
Options purchased	81,000

Total other assets	571,833

Total assets	798,668

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	39,939
Due to officers	39,750
Income taxes payable	710
Due to related parties	45,645

Total current liabilities	126,044
Loan payable	8,500

Total liabilities	134,544

Equity
Common stock $0.001 par value;
100,000,000 authorized shares;
25,485,000 shares issued and outstanding	25,485
Additional paid in capital	1,992,673
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(1,105,734)

Total equity	664,124

Total liabilities and stockholders’ equity	798,668

See accompanying Notes to Condensed Consolidated Financial Statements.
3

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31, 2006
	For the nine months ended March 31,		For the three months ended March 31,

	2006	2005	2006	2005

Revenue
Consulting fee income - related companies	77,100	16,667	26,325	19,800	176,850
Executive producer fees	50,000	59,700	—	—	100,000

Total Revenue	127,100	76,367	26,325	19,800	276,850
Expense
General and administrative -
Professional fees	241,932	158,688	84,039	21,025	514,060
Management fees - related company	123,700	67,774	19,600	21,258	325,932
Other	396,852	36,105	227,648	18,660	477,260
Write-off of investment in motion picture rights	—	—	—	—	33,400
Production expenses	24,661	—	—	—	34,621

Operating loss	(660,045)	(186,200)	(304,962)	(41,143)	(1,108,423)
Other Income/Expense
Interest Income (Expense)	1,157	—	357	—	(1,354)
Gain on forgiveness of debt	—	—	—	—	6,960

Net loss before income taxes	(658,888)	(186,200)	(304,605)	(41,143)	(1,102,817)
Taxes	681	—	681	—	2,917

Net Loss	(659,569)	(186,200)	(305,286)	(41,143)	(1,105,734)

Loss per common share - basic and diluted	($ 0.03)	($ 0.02)	($ 0.01)	($ 0.00)

Weighted average number of common shares outstanding - basic and diluted	23,709,325	8,247,772	25,085,833	8,495,543

See accompanying Notes to Condensed Consolidated Financial Statements.
4

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Common Stock, $.001 par

	Shares	Amount

Balance June 30, 2001	6,000,000	$6,000	$292,200	$(248,300)	$(27,600)	$22,300

Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000

Sale of common shares	2,000,000	2,000	58,000	—	—	60,000

Net loss	—	—	—	—	(76,449)	(76,449)

Balance June 30, 2002	8,000,000	$8,000	$368,200	$(248,300)	$(104,049)	$23,851

Value of services provided by executive for office space and management	—	—	18,000	—	—	18,000

Net loss	—	—	—	—	(15,531)	(15,531)

Balance June 30, 2003	8,000,000	$8,000	$386,200	$(248,300)	$(119,580)	$26,320

Net loss	—	—	—	—	(29,148)	(29,148)

Balance June 30, 2004	8,000,000	$8,000	$386,200	$(248,300)	$(148,728)	$(2,828)

Value of services provided by consultant	375,000	375	93,375	—	—	93,750

Issuance of common shares	12,575,000	12,575	359,758	—	—	372,333

Net loss	—	—	—	—	(297,437)	(297,437)

Balance June 30, 2005	20,950,000	$20,950	$839,333	$(248,300)	$(446,165)	$165,818

Value of services provided by consultant	595,000	595	148,780	—	—	149,375

Issuance of common shares in connection with private placements	3,270,000	3,270	837,730	—	—	841,000

Shares converted from debentures	560,000	560	139,440	—	—	140,000

Shares issued to settle liabilities	110,000	110	27,390	—	—	27,500

Net loss	—	—	—	—	(659,569)	(659,569)

Balance March 31, 2006	25,485,000	$25,485	$1,992,673	$(248,300)	$(1,105,734)	$664,124

See accompanying Notes to Condensed Consolidated Financial Statements.
5

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31, 2006
	For the nine months ended March 31,

	2006	2005

Cash flows from operating activites
Net Loss	$(659,569)	$(186,200)	$(1,105,734)

Depreciation	560	—	1,093
Stock-based payment	96,549	—	191,020
Increase in prepaids and other assets	(5,698)	(2,117)	(5,698)
Increase in accounts payable and accrued expenses	2,962	2,972	44,722
Motion picture rights written off	—	—	33,400
Advance from related party-forgiveness of debt	—	—	(7,500)
Executive services	—	—	54,000

Net cash used in operating activities	(565,196)	(185,345)	(794,697)

Cash flows from investing activities
Fixed Assets - purchase of computer equipment	(1,026)	(3,384)	(4,757)
Investment in related company stock	(50,000)	(270,000)	(348,217)
Options purchased	(57,500)	—	(81,000)
Investment in productions	(65,000)	(8,000)	(102,500)
Production development costs	(20,000)	—	(20,000)
Prepaid consulting fees	(18,333)	—	(18,333)

Net cash used in investing activities	(211,859)	(281,384)	(574,807)

Cash flows from financing activities
Due from related parties	(40,963)	(49,903)	(110,658)
Repayment to related parties	—	6,293	(11,293)
Advances from related companies	—	—	60,701
Due to related parties	—	—	39,749
Loans to related companies	(43,750)	—	(47,500)
Loans from related companies	8,500	—	8,500
Proceeds from issuance of common stock subscriptions	—	—	27,500
Proceeds from issuance of convertible debentures	—	134,400	140,000
Proceeds from issuance of common stocks	841,000	413,750	1,273,333

Net cash provided by financing activities	764,787	504,540	1,380,332

Net increase (decrease) in cash	(12,268)	37,811	10,828
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$11,328	$37,811	$11,328

See accompanying Notes to Condensed Consolidated Financial Statements.
6

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2005.

ORGANIZATION AND NATURE OF OPERATIONS

Sibling Entertainment Group, Inc. was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” “SEGI,” or “our” refers to Sibling Entertainment Group, Inc.

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at March 31, 2006 amounted to $248,300 and $1,105,734, respectively. The Company experienced net losses of $305,286 and $41,143 for the three months ended March 31, 2006 and 2005, respectively, and $659,569 and $186,200 for the nine months ended March 31, 2006 and 2005, respectively, and cumulative net loss incurred since the development stage of $1,105,734. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #11, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grand date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

The Company entered into an agreement with Romano, Ltd., on October 16, 2005, to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expenses were recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $7,500 per quarter ($30,000 in the aggregate), for the period of October 16, 2005 to October 15, 2006.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

The Company entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. The expenses were recorded as compensation at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $6,250 per quarter ($25,000 in the aggregate), for the period of November 1, 2005 to October 31, 2006. Under the contract the Company shall additionally grant 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years.

The Company entered into an agreement with Venture Catalyst, LLC on March 15, 2006, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covers the period March 15, 2006 to September 15, 2006. The expenses are recorded as compensation at the fair market value in each month (and on a pro-rata basis for the month of March) over the contract term at the price of $0.275 per share, or $41,250 in the aggregate, for the period of March 15, 2006 to September 15, 2006.

3.   RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the agreement, DCT compensates the Company $6,600 per month for services as booking agent for the theatre, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $26,325 and $19,800 for the three months ended March 31, 2006 and 2005, respectively, and $77,100 and $16,667 for the nine months ended March 31, 2006 and 2005, respectively, and a cumulative amount since inception of development stage of $176,850.

As of March 31, 2006, the Company recognized a total amount due purely for these services in the amount of $104,081.

Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein are Directors of SEGI and DCT. Richard Bernstein is the President of DCT. James Cardwell is Executive Director of DCT and CFO of SEGI. Mitchell Maxwell and Victoria Maxwell are President and Vice President, respectively, of SEGI. There are no officers or directors of DCT who are not related parties to SEGI.

While DCT continues to operate from its theatrical operations, it has grown from a few hundred thousand in box office sales to over 3 million. As the operations have grown, DCT has increased the seating capacity of one theatre and re-opened a second theatre and is embarking upon the conversion of an idle shop into a cafe. At the same time, as a non-profit, DCT qualifies and is seeking to be included in certain local tax grants for the arts as well as other grants. DCT has also entered into contracts and completing additional contracts for three new shows at higher rates than previous years. The selling of its notes provides DCT certain flexibility as it continues to expand, but also become current with certain of its payables including those owed to the Company. The access to and interaction between commercial producers and regional theatres like DCT is invaluable to the Company, and we fully expect DCT to continue and profit from its operations.

As of March 31, 2006, DCT was indebted to the Company in the amount of $47,500 for money the Company had loaned to the theatre for operational expenses during and subsequent to the run of the production “Newsical the Musical”.

At March 31, 2006, the Company recognized an aggregate amount, including interest, of $105,819 due from related parties.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

DUE TO RELATED PARTIES

The Company recognized a total of $45,645 due to SEI Sibling Entertainment, Inc. (“SEI”), at March 31, 2006, an entity with the same management and directors as the Company, for expenses that SEI paid on the Company’s behalf: $17,656 in legal fees incurred by SPI, $18,000 in option payments for the rights to produce the film “Reel Love”, $3,206 for options purchased to maintain the rights to the script “Reel Love” and for general office expenses for Reel Love Productions, Inc. (“RLP”), $5,000 for an investment in the theatrical production “Once Around The Sun” through SEI, and $1,783 advanced to SEI. The debts associated with Reel Love were assumed by the Company from its purchase of SPI, who originally owed these monies to SEI for film expenses SEI paid on SPI’s behalf.

Since October, 2004, the Company has had an agreement with SEI for office space, related utilities, shipping and management services. On July 1, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees decrease from $21,800 per month to $12,800 per month beginning July 1, 2005. On September 1, 2005 the consulting agreement was amended whereby management fees increase to $19,600 per month. These changes were due to the change in management services being provided by SEI. In January 2006, this agreement was terminated and payments stopped due to the change of management and executive officers from the employment of SEI to the Company. For the three months ended March 31, 2006 and 2005, management fee charges totaled $19,600 and $21,258, respectively. As of March 31, 2006 there were no outstanding payables due to SEI for these services.

A significant portion of the balance captioned “Due to Related Parties” was owed by the Company as payment for previously rendered services. At March 31, 2006 the Company eliminated $50,000 against its corresponding “Due from Related Parties” for fees the Company earned for work associated with SPI and an additional $18,046 for audit fees and general and administrative fees the Company paid on behalf of SPI.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of March 31, 2006, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI, and the stock was accounted for by the cost method. We have recorded the value of our stock in SEI at fair value, or the same value that SEI has sold stock to third party investors at arms length. SEI continues to sell stock to third party investors at the same value at which we purchase stock, $0.50 per share.

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. As of March 31, 2006, both amounts had been paid to the two parties.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

4.   ASSIGNMENT/INVESTMENT OF THEATRICAL PRODUCTIONS

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

On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production “Once Around The Sun” (“OATS”) as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI’s share of Adjusted Net profits it receives as Managing Member of Solace, LLC. The Company paid this amount to SEI in full on June 13, 2005. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company’s investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000.

As of March 31, 2006, the Company has invested a total of $87,500 in three productions and has purchased options for productions in the amount of $26,000. The Company has also incurred $20,000 in production development costs on the theatrical production of “HATS”, the Red Hat Society Musical.

5.   OTHER INVESTMENTS

On December 22, 2005, the Company invested $5,000 in the New York performance of “We’re Still Hot”. On April 20, 2005, the Company invested $2,500 in the Denver, Colorado production of “NEWSical the Musical”. These investments represent direct, minority interest investments in third party productions with no further responsibility by the Company. Other Investments also includes a $30,000 acquisition of 15% of the production of “Once Around the Sun”, as described in the footnote above “Assignment/Investment of Theatrical Production”. In October, 2005 the Company invested $50,000 in the production of Once Around the Sun. During the three months ended March 31, 2006, the Company invested $5,000 in the production of the play “Fanny Hill” and $10,000 in a DVD release about Bariatrics. At March 31, 2006, other investments totaled $102,500.

6.   OPTIONS PURCHASED

As of March 31, 2006, the Company had paid a total of $35,000 for the option for the right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. In addition, the Company paid $22,500 for the rights to produce the musical based on the Red Hat Society. Options purchased also include $23,500 paid for the right to produce the independent film “Reel Love”.

7.   PREPAID CONSULTING FEES

On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta Capital Advisors (“Moneta”) to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. Included in the monthly fees paid to Moneta is prepaid expenses of $3,333.33 per month for each of the first four consecutive months of the contract period, and increasing to $5,000 per month for each of the next 8 consecutive months.

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

In November, 2005, all issued convertible debentures, which represent an aggregate principal amount of $140,000 were converted, giving the holders an aggregate of 560,000 shares of the Company’s common stock.

9.   COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of March 31, 2006, an aggregate principal amount of $877,500 comprising 877,500 units (or 3,510,000 shares) was sold under this offering. Included with the related issuances are 877,500 warrant units entitling the investors to purchase at $0.50 per share an additional 877,500 shares. This offering expired on December 31, 2005.

In January, 2006 the Company sold 65,000 units (each unit consists of four shares and two warrants) at a price of $1.00 per unit or $65,000 in the aggregate, or 260,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series C” private placement of up to 565,000 units, or 2,260,000 million shares for an aggregate offering price of $565,000. The “Series C-1” warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.50 per share for a period of three (3) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 65,000 shares. The total raised under our “Series C” private placement represents 260,000 shares, or $65,000 in the aggregate. This offering was terminated on January 25, 2006.

In addition, In January, 2006, the Company sold 235,000 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $258,500 in the aggregate, or 940,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 940,000 shares. The total raised under our “Series D” private placement represents 940,000 shares, or $258,500 in the aggregate.

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

The Company entered into an agreement with Venture Catalyst, LLC on March 15, 2006, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covers the period March 15, 2006 to September 15, 2006.

10.   WRITE-OFF OF INVESTMENT IN MOTION PICTURE RIGHTS

In November, 1999, the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, and management’s focus on other revenue source opportunities unrelated to video-on-demand over the internet market, the motion picture rights were terminated. The write-off of the investment in motion pictures rights in the amount of $33,400 is included in the statement of operations for the year ended June 30, 2004. This investment was valued at cost.

11.   SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

Since March 31, 2006, we sold 264,368 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $290,805 in the aggregate, or 1,057,472 shares in the aggregate to twelve accredited investors. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, these investors may acquire up to an additional 1,077,472 shares. The total raised under our “Series D” private placement represents 1,997,472 shares, or $549,305 in the aggregate. This offering was terminated on May 5, 2006.

On May 8, 2006, the Company commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 300,000 units (“Unit(s)”). The price of each unit is one dollar and ten cents ($1.10) for a total aggregate principal amount of $330,000. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series E-1 stock purchase warrants and two (2) Series E-2 stock purchase warrants. Each Series E-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series E-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement.

As of the date of this filing, the Company has sold 42,728 units at a price of $1.10 per unit or $47,001 in the aggregate, or 170,912 shares in the aggregate to four (4) investors.

LOANS TO THE NEW DENVER CIVIC THEATRE

On April 17, 2006, we entered into a loan agreement with DCT whereby we loaned $3,500, bearing an interest rate at eight (8%) percent. On May 3, 2006, we entered into a loan agreement with DCT whereby we loaned $20,000, bearing an interest rate at eight (8%) percent.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

LETTER OF INTENT WITH SONA DEVELOPMENT CORPORATION

On May 18, 2006, the Company entered into a letter of intent with Sona Development Corporation (“Sona”). This letter hereby states the non-binding intent with respect to the purchase by Sona of all of the issued and outstanding stock of Sibling Entertainment Group, Inc., subject to the terms of a definitive merger agreement to be negotiated and executed by the parties.

ENTRY INTO A DIFINITIVE MATERIAL AGREEMENT

On May 8, 2006 the Company entered into an Addendum to the Advisory Services Agreement dated May 8, 2006 with Moneta, constituting a single integrated written agreement, when read with the Master Consulting Agreement, whereby the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to five million (5,000,000) shares of the Company’s common stock, $0.001 par value per share at an exercise price equal to $0.275 per share contingent upon the successful merger or the acquisition of the Company by Sona Development Corp. and on the further condition that Moneta provides the additional services from the Master Consulting Agreement, including additional introductions, strategic advice and recommendations as may be necessary for the successful merger of the acquisition of the Company by Sona Development Corp.

WARRANTS ISSUED TO OFFICERS, DIRECTORS AND EMPLOYEES

In addition, on May 8, 2006, the Company issued to the executive officers, directors and employees of the Company 1,000,000 warrants in the aggregate. Each of these warrants have a term of five (5) years and entitle the holder to purchase one share of the Company’s $0.001 par value common stock at a price of $0.275 per share. These warrants were issued to the following individuals:

Name	Warrants

Mitchell Maxwell, President & Director	249,000
Victoria Maxwell, Vice President & Director	249,000
James Cardwell, CFO & Director	249,000
Richard Bernstein, Director	225,000
Christopher Denune, Controller	25,000
Alexa McAllister, Executive Assistant	3,000

TOTAL WARRANTS	1,000,000
14

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ended March 31, 2006, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

A.  Overview

We are engaged in the finance, development and production of entertainment projects and properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc. (formerly Amici Ventures, Inc.) and its wholly owned subsidiaries.

We currently operate several divisions and/or subsidiaries including live-stage theatrical production, independent feature film production, theatrical real estate and theatrical management. We are also pursing the formation or acquisition of a music publishing and/or distribution company, and a theater ticket brokerage and group sales company. Each division actively pursues to identify, select, finance, develop and produce one or more unique project or properties correlating with the primary activity of the division. Our strategy will also include the coordination of synergetic elements between divisions to provide optimal development for each project or property.

Our theatrical division is actively engaged in several new theatrical properties including the development of a new musical licensed from and in association with the Red Hat Society, Inc. (a private Nevada Corporation operating international with over 1.5 million members). Our film division through one or more subsidiaries has formed a film fund organized to finance two or three independent films. Our theatrical management division and our theatrical real estate division are actively engaged in representing clients including the management of their projects and properties (see Current Operations).

Each project whether a play, a musical, an independent film, an author, a theatre or other commercial exploitation, will be organized and managed through either a limited liability company, limited partnership or other variable interest entity. The majority of projects will be financed through the sale of limited interests therein to high net worth “accredited investors” investors, corporate sponsors, theatre owners, strategic partners and other

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

supporters of performing arts in film and theatre developed by us and through certain of our officers and directors during their careers. Our control or ownership of any single project or property may vary from a small token interest to partial or joint management and control to total ownership, management or control.

The origination, management, executive producer and administrative fees we charge each client, or each project during the initial stages of a project’s development, together with the participation and receipt of ongoing fees, royalties and distributions of profits from retained interests, is intended to be the primary source of our revenues. As our control and ownership over certain variable interest entity increases, our source of revenues will also include the gross box office revenues and merchandise sales.

B.   Corporate History

Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., (“SEGI”) was organized under the laws of the State of New York in September 1995. In 1997, we acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell and Victoria Maxwell and originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects.

In November 1999, we formed the AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC (“Dream”) and began to reduce our interest in and pursuit of the development and production of plays, musicals and films. Later, we solely focused on the pursuit and distribution of motion pictures primarily over the Internet. This decision and refocus of our operational plans away from production of live stage properties and independent feature films led to Mitchell Maxwell’s and Victoria Maxwell’s resignation as officers and directors.

In November, 1999, the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, and management’s focus on other revenue source opportunities unrelated to video-on-demand over the internet market, the motion picture rights were terminated. The write-off of the investment in motion pictures rights in the amount of $33,400 is included in the statement of operations for the year ended June 30, 2004. This investment was valued at cost.

After several years attempting to establish secure sufficient distributors and successfully deliver our films through direct online methods, and failing to secure necessary financing to sustain and market this emerging market, we sought to refocus its business direction to other areas of the entertainment industry not burdened by increasing technological and legal barriers. This realization supported our move away from the Internet video-on-demand business.

This change ultimately led to a change in our management and control in October 2003 and a return to our original core operational plan to pursue the finance and production of live-stage theatrical, independent feature films and theatrical real estate and related synergetic businesses. The change of control included the return of our executive officers and director, Mitchell Maxwell, President (“MM”) and Victoria Maxwell, Vice President (“VM”) along with James Cardwell, CFO (“JC”). MM, VM and JC were and continued to be officers and directors of Sibling Entertainment, Inc., (“SEI”) a private company engaged in similar business activities. This close association resulted in our relocation of corporate offices and the sharing of office overhead costs including the costs and compensation of its officers and staff with SEI (see Related Party Activities).

The ownership percentage and role of our executive officers Mitchell Maxwell, Victoria Maxwell and James Cardwell at the time of this filing are as follows:

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

	SEGI		SPI		SEI

	Percent	Role	Percent	Role	Percent	Role

Mitchell Maxwell *	8.31%	President, Director	0.00%	None	8.22%	President, Director
Victoria Maxwell	7.97%	VP, Secretary, Director	0.00%	President, Director	4.20%	VP, Secretary, Director
James Cardwell	3.97%	CFO, Director	0.00%	Secretary, Director	0.00%	CFO, Director

TOTAL	20.25%		0.00%**		12.42%

*	Zachwell, Ltd. is the owner of these shares. Mitchell Maxwell is the sole shareholder of Zachwell, Ltd.

**	As a result of the acquisition of SPI on June 17, 2005, all shareholders of SPI received shares in SEGI.

On December 22, 2004, we entered into a non binding letter of intent to acquire SEI which later expired on March 31, 2005 and any further intent to acquire SEI was abandoned, but SEGI and SEI continued to share corporate locations and overheads and pursue their respective projects, properties and similar business operations.

On June 17, 2005 we entered into a share exchange agreement with Sibling Pictures, Inc. (“SPI”), and all of the shareholders to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000, shares of the Company’s common stock on a basis of 60,000 Company shares for each share of SPI. Our acquisition of SPI also included its subsidiary, SPFLLC, Reel Love on Film LLC and Reel Love Productions, Inc.

•	SPI was originally organized on May 18, 2004 by SEI along with MM, VM, JC and others, At the same time, SPI formed Sibling Pictures Fund, LLC (“SPFLLC”), a wholly owned subsidiary, a Delaware corporation, as the investment vehicle to finance and fund two or three independent films to be produced by SPI.

•	In February 2005, SEI and SPI entered into an agreement with J.P. Turner & Company LLC (“Turner”) to promote and offer for sale to “accredited investors” interests in SPFLLC.

•
On June 1, 2005, SEI transferred all outstanding shares and interest in Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) formed to develop, finance and produce the film “Reel Love”, to SPI.

•
Prior to our acquisition of SPI, we were contracted by SPI to provide consulting services in exchange for fees for services in the formation of SPFLL and the related negotiations with Turner and related ongoing matters.

On January 17, 2006, we entered into employment contracts with MM, VM and JC (the “Executive Employees”) for a term of three (3) years.

•
Each agreement allows the Executive Employee’s ongoing position and association with SEI, except that each Executive Officer may not devote over ten (10%) percent of their professional working hours to SEI and SEI will not actively pursue, acquire the additional rights to any new entertainment projects that is deemed competitive with the business of Sibling, except for passive investment interests, limited partnership or limited liability membership interests.

•	These agreements also reflected each Executive Employee’s position as a member of the Board of Directors of Denver Civic Theatre, Inc. (a Colorado Charitable Non-Profit Organization).

•
The agreements also reflected MM’s ownership and control of Zachwell, Ltd. and Zia, Ltd and VM’s ownership and control of Victoria Maxwell Consulting, Inc. and their continued right to own these companies that may hold investments and/or other financial arrangements, including but not limited to, royalties, net profits, fees or other arrangements for work, services or investments made in productions organized and financed prior to their engagement with the Company.

C. Current Operations We currently engage in the following:

•	the purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:
17

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

•	an option to produce REEL LOVE as a feature film

•	an option from the Red Hat Society, Inc. (“RHS”) to develop and produce a musical based upon the women and spirit of the RHS.

•	the ongoing negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) for Broadway with URL Productions, Inc.

•	an investment in the residual income from the future off-Broadway production income and the subsequent exploitation of musical OATS originally co-produced between URL and SEI:

•	the development of an independent film production business through the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

•
the management agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (a not-for-profit organization, “DCT”) for which our officers and directors VM, MM, JC and, Richard Bernstein (“RB”) also serve as members of its board of directors.;

•	the management agreements with independent theatrical and/or film production companies including or the acquisition of, or management of theatrical real estate;

•	the financial consulting agreement with SEI and SPI led to the acquisition of SPI and its subsidiaries.

•	additional consulting arrangements are being sought.

•	the alliances with companies that currently possess rights or agreements desired by us including:

•
an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

•	a consulting agreement with Gina’s Inc. to consult the development and production of the musical Cassandra’s Angel.

•	an ongoing relationship with Sibling Entertainment, Inc. (see related parties).

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

As both a theatre owner/manager and the presenter of original works, the long-term income derived from the licensing of literary rights will benefit us in two ways. Many literary works developed for the stage may also have potential as a feature film and access and acquisition cost barriers are reduced with a common producer of both film and theatre are united. As we develop a management company for both real estate and theatrical productions, we will be able to secure additional revenue sources common to the industry.

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

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

1.
We have had losses, and we cannot assure future profitability.  We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at March 31, 2006 amounted to $248,300 and $1,105,734, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

3.
Control of Company. Our six largest shareholders own 14,148,328 shares, approximately 55.51% of our existing issued and outstanding stock as of March 31, 2006. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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
23

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

F.             Operating Results for the Nine Months Ended March 31, 2006 and 2005:

Revenues – Revenues for the nine months ended March 31, 2006 and 2005 equaled $127,100 and $76,367, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $50,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2006 were $762,484 compared to $262,567 during the nine months ended March 31, 2005 representing an increase of $499,917. This increase was partially attributable to an increase in management fees SEI charges the Company, increasing to $19,600 per month for the nine months ended March 31, 2006 compared to monthly charges of $7,086 for each of the nine months ended March 31, 2005. In addition, we incurred payroll expenses of approximately $251,629 during the nine months ended March 31, 2006, which we did not incur during the nine months ended March 31, 2005. Our consulting fees increased to $166,563 for the nine months ended March 31, 2006 from $103,750 for the nine months ended March 31, 2005, or $62,813, due to the additional consulting services of Romano, Ltd., Moneta Capital Advisors and Venture Catalyst, LLC, who we had not hired in the nine months ended March 31, 2005. Finally, rent and utility expenses increased to $26,806 for the nine months ended March 31, 2006 from $6,075 for the nine months ended March 31, 2005 due to the change in payment responsibility of the rent and utility bills for our offices at 511 W. 25th Street to us from SEI.

Net Loss  – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2006 of $659,569 compared to $186,200 for the nine months ended March 31, 2005 is due to higher professional fees, which totaled $260,265 and $158,688 for the nine months ended March 31, 2006 and 2005, respectively. Management Fees were also higher, totaling $123,700 and $67,774 for the nine months ended March 31, 2006 and 2005, respectively. Other factors include payroll expenses of approximately $251,629 and production expenses of approximately $24,660 for the nine months ended March 31, 2006, which the Company did not incur in the nine months ended March 31, 2005.

Operating Results for the Quarters Ended March 31, 2006 and 2005:

Revenues – Revenues for the three months ended March 31, 2006 and 2005 equaled $26,325 and $19,800, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month and during the three months ended March 31, 2005).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2006 were $331,287 compared to $60,943 during the three months ended March 31, 2005 representing an increase of $270,344. This increase was partially attributable to $76,563 in consulting expenses for the three months ended March 31, 2006 compared to $10,000 for the three months ended March 31, 2005. In addition, we incurred payroll expenses of approximately $174,856 during the three months ended March 31, 2006, which we did not incur during the three months ended March 31, 2005.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended March 31, 2006 of $305,268 compared to $41,143 for the three months ended March 31, 2005 is due to significantly higher consulting fees, totaling $76,563 and $10,000 for the three months ended March 31, 2006 and 2005, respectively. Other factors include payroll expenses of approximately $174,856 for the three months ended March 31, 2006, which the Company did not incur in the three months ended March 31, 2005.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources:

At March 31, 2006 we had $11,328 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

During and subsequent to the quarter ended March 31, 2006, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – We have commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. As of the date of this report, an aggregate principal amount of $877,500, or 877,500 units (or 3,510,000 shares), was sold under this offering. This offering expired on December 31, 2005.

In January, 2006 the Company sold 65,000 units (each unit consists of four shares and two warrants) at a price of $1.00 per unit or $65,000 in the aggregate, or 260,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series C” private placement of up to 565,000 units, or 2,260,000 million shares for an aggregate offering price of $565,000. The “Series C-1” warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.50 per share for a period of three (3) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 65,000 shares. The total raised under our “Series C” private placement represents 260,000 shares, or $65,000 in the aggregate. This offering was terminated on January 25, 2006.

In addition, for the three months ended March 31, 2006, the Company sold 235,000 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $258,500 in the aggregate, or 940,000 shares in the aggregate to one accredited investor. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, this investor may acquire up to an additional 940,000 shares. The total raised under our “Series D” private placement as of March 31, 2006 represents 940,000 shares, or $258,500 in the aggregate.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

A.   Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share. Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Ten Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares. During the nine months ended March 31, 2006, the Company purchased, for Fifty Thousand Dollars ($50,000), One Hundred Thousand (100,000) Shares, reaching the maximum investment of 700,000 shares in SEI.

We believe that the terms and conditions of the agreements are comparable to those that would be negotiated
By and between parties at arm’s length.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

Loans to the New Denver Civic Theatre

For the quarter ended March 31, 2006, we have loaned DCT an aggregate of $47,500, bearing an interest rate of eight (8%) percent.

Management Contract with the New Denver Civic Theatre

The Company’s agreement with DCT was amended such that beginning July 1, 2005, monthly fees charged to DCT increase from $6,600 per month to $6,900 per month. The Company’s agreement with DCT was amended such that beginning August 1, 2005, monthly fees charged to DCT increase from $6,900 to $8,775 per month.

B.   Common Stock Issuances

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

The Company entered into an agreement with Romano, Ltd., on October 16, 2005, to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expenses were recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $7,500 per quarter ($30,000 in the aggregate), for the period of October 16, 2005 to October 15, 2006.

The Company entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. The expenses were recorded as compensation at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $6,250 per quarter ($25,000 in the aggregate), for the period of November 1, 2005 to October 31, 2006. Under the contract the Company shall additionally grant 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years.

The Company entered into an agreement with Venture Catalyst, LLC on March 15, 2006, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 25,000 shares per month during the term of the contract. The issued shares cover the contractual period March 15, 2006 to September 15, 2006. The expenses were recorded as compensation at the fair market value in each quarter on a pro-rata basis over the contract term at the price of $0.275 per share, or $41,250 in the aggregate, for the period of March 15, 2006 to September 15, 2006.

C.   Subsequent Events

Issuance of Common Stock

Since March 31, 2006, the Company sold 264,368 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $290,805 in the aggregate, or 1,057,472 shares in the aggregate to thirteen accredited investors. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, this investor may acquire up to an

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

additional 1,077,472 shares. The total raised under our “Series D” private placement represents 1,997,472 shares, or $549,305 in the aggregate. This offering was terminated on May 5, 2006.

On May 8, 2006, the Company commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 300,000 units (“Unit(s)”). The price of each unit is one dollar and ten cents ($1.10) for a total aggregate principal amount of $330,000. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series E-1 stock purchase warrants and two (2) Series E-2 stock purchase warrants. Each Series E-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series E-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement.

As of the date of this filing, the Company has sold 42,728 units at a price of $1.10 per unit or $47,001 in the aggregate, or 170,912 shares in the aggregate to four (4) investors.

Loans to the New Denver Civic Theatre

On April 17, 2006, we entered into a loan agreement with DCT whereby we loaned $3,500, bearing an interest rate at eight (8%) percent. On May 3, 2006, we entered into a loan agreement with DCT whereby we loaned $20,000, bearing an interest rate at eight (8%) percent.

Letter of Intent with Sona Development Corporation

On May 18, 2006, the Company entered into a letter of intent with Sona Development Corporation (“Sona”). This letter hereby states the non-binding intent with respect to the purchase by Sona of all of the issued and outstanding stock of Sibling Entertainment Group, Inc., subject to the terms of a definitive merger agreement to be negotiated and executed by the parties.

Entry into a Definitive Material Agreement

On May 8, 2005 the Company entered into an Addendum to the Advisory Services Agreement dated May 8, 2006 with Moneta Capital Advisors (“Moneta”) , constituting a single integrated written agreement, when read with the Master Consulting Agreement, whereby the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to five million (5,000,000) shares of the Company’s common stock, $0.001 par value per share at an exercise price equal to $0.275 per share contingent upon the successful merger or the acquisition of the Company by Sona Development Corp. and on the further condition that Moneta provides the additional services from the Master Consulting Agreement, including additional introductions, strategic advice and recommendations as may be necessary for the successful merger of the acquisition of the Company by Sona Development Corp.

Warrants Issued to Officers, Directors and Employees

In addition, on May 8, 2006, the Company issued to the executive officers, directors and employees of the Company 1,000,000 warrants in the aggregate. Each of these warrants have a term of five (5) years and entitle the holder to purchase one share of the Company’s $0.001 par value common stock at a price of $0.275 per share. These warrants were issued to the following individuals:

Name	Warrants

Mitchell Maxwell, President & Director	249,000
Victoria Maxwell, Vice President & Director	249,000
James Cardwell, CFO & Director	249,000
Richard Bernstein, Director	225,000
Christopher Denune, Controller	25,000
Alexa McAllister, Executive Assistant	3,000

TOTAL WARRANTS	1,000,000
30

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

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	May 22, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ James Cardwell	Chief Financial Officer, Principal Accounting Officer and Director	May 22, 2006

James Cardwell

SIGNATURE	TITLE	DATE

By: /s/ Victoria Maxwell	Vice President and Director	May 22, 2006

Victoria Maxwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ James S. Cardwell	Chief Financial Officer, Principal Accounting Officer and Director	May 22, 2006

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	May 22, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ Victoria Maxwell	Vice President and Director	May 22, 2006

Victoria Maxwell
32