Form 10KSB/A
period 2005-06-30
Sibling Entertainment Group, Inc.
filed 2006-10-20
CIK 1057222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2005.
OR
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ________ to ________.

☐	Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No.

Commission File Number: 333-60958

SIBLING ENTERTAINMENT GROUP, INC.
(Name of Small Business Issuer in its Charter)

New York	13-3963541
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

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

                                                                                                         Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

State issuer’s revenues for its most recent fiscal year: $96,167

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $240,000 as of the time of this filing based on the Company’s offering price of its common shares of $0.25 per share in its most recent private placement.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

                                                                                                         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                                                         Yes: ☐          No: ☐

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

Transitional Small Business Disclosure Format (check one):

                                                                                                         Yes ☐           No ☒

DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Explanatory Note

The reason for filing this 10-KSB/A is to (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this annual report and our financial statements for the fiscal year ended June 30, 2005, to recognize equity losses of $4,353 by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) to properly recognize the forgiveness of debt of $6,960 recorded in fiscal 2004 as a capital transaction rather than as an income statement item since it was a release of an obligation to entities owned by a former officer and significant shareholder, (3) to show separately the value of additional paid-in capital related to warrants issued under our Series A-1 stock offering, and to disclose our accounting treatment and method of determining the fair value of such warrants, (4) to recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (5) to properly remove $3,207 in subsidiary office expenses from the Company’s Consolidated Statement of Operations that were incurred prior to the date of the aforementioned business combination and therefore should not have been included in the results of operations for the year ended June 30, 2005. In addition, this amended report includes changes in language to Item 1 (Description of Business) and Item 6 (Management’s Discussion and Analysis) for clarification of these disclosures.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
Form 10-KSB/A
Year Ended June 30, 2005

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Business

1) Overview

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

Each project whether a play, a musical, an independent film, an author, a theatre or other commercial exploitation, will be organized and managed through either a limited liability company, limited partnership or other variable interest entity. The majority of projects will be financed through the sale of limited interests therein to high net worth “accredited investors” investors, corporate sponsors, theatre owners, strategic partners and other supporters of performing arts in film and theatre developed by us and through certain of our officers and directors during their careers. Our control or ownership of any single project or property may vary from a small token interest to partial or joint management and control to total ownership, management or control.

The origination, management, executive producer and administrative fees we charge each client, or each project during the initial stages of a project’s development, together with the participation and receipt of ongoing fees, royalties and distributions of profits from retained interests, is intended to be the primary source of our revenues.

2) Corporate History

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

The ownership percentage and role of our executive officers Mitchell Maxwell, Victoria Maxwell and James Cardwell at the time of this filing are as follows:

	SEGI		SPI		SEI

	Percent	Role	Percent	Role	Percent	Role

Mitchell Maxwell *	8.31%	President, Director	0.00%	None	8.22%	President, Director
Victoria Maxwell	7.97%	VP, Secretary, Director	0.00%	President, Director	4.20%	VP, Secretary, Director
James Cardwell	3.97%	CFO, Director	0.00%	Secretary, Director	0.00%	CFO, Director

TOTAL	20.25%		0.00%	**	12.42%

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

On June 17, 2005 we entered into a share exchange agreement with Sibling Pictures, Inc. (“SPI”), and all of the shareholders to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000, shares of the Company’s common stock on a basis of 60,000 Company shares for each share of SPI. Our acquisition of SPI also included its subsidiaries, Sibling Pictures Fund, LLC (“SPFLLC”), Reel Love on Film LLC (“RLFLLC”) and Reel Love Productions, Inc (“RLPI”). Further description of these entities associations with one another follow below:

•

SPI was originally organized on May 18, 2004 by SEI along with MM, VM, JC and others, At the same time, SPI formed SPFLLC, a wholly owned subsidiary, a Delaware corporation, as the investment vehicle to finance and fund two or three independent films to be produced by SPI.

•	In February 2005, SEI and SPI entered into an agreement with J.P. Turner & Company LLC (“Turner”) to promote and offer for sale to “accredited investors” interests in SPFLLC.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

•	On June 1, 2005, SEI transferred all outstanding shares and interest in RLFLLC and its managing member, RLPI formed to develop, finance and produce the film “Reel Love”, to SPI.

•

Prior to our acquisition of SPI, we were contracted by SPI to provide consulting services in exchange for fees for services in the formation of SPFLLC and the related negotiations with Turner and related ongoing matters.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at June 30, 2005 amounted to $248,300 and $454,272, respectively, and we experienced a net loss for the fiscal years 2004 and 2005 of $36,108 and $298,584, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future, called “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those terms and other comparable terminology.

These forward-looking statements include statements about:

•	our market opportunity;

•	our strategies;

•	competition;

•	our financing plans;

•	expected activities and expenditures as we pursue our business plan; and

•	the adequacy of our available cash resources.

Although we believe that the expectations reflected in the forward-looking statement are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The accompanying information contained in this report, including the information discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Pan of Operations,” and “Description of Business” identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement appearing above.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Mitchell Maxwell
Victoria Maxwell
James Cardwell
Richard Bernstein

2.	To amend our certificate of incorporation so as to change of name from Amici Ventures, Inc. to Sibling Entertainment Group, Inc.;

3.	To amend our certificate of incorporation so as to provide for stockholder action to be taken by the written consent of a majority of the vote of the shares entitled to vote;

4.	To ratify the appointment of Rosenberg Rich Baker Berman & Company, P.A. as Amici Ventures’ independent auditors for the fiscal year ending June 30, 2005;

5.	To amend our certificate of incorporation so as to increase the total authorized of common shares from 30 million shares to 100 million shares;

6.	To approve an amendment to our By-Laws, reducing the number of shares for a “quorum” for a meeting of stockholders from 50% to 10% of the total shares issued and outstanding as of the record date.

On June 30, 2005 at the shareholders meeting it was voted by a majority of votes that each of the six matters be approved, ratified and/or amended, as the case may be.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our stock. At June 30, 2005, we had 20,950,000 shares issued and outstanding and 319 registered shareholders of our outstanding common stock. At the time of this filing, we have 23,550,000 shares issued and outstanding and 1,356,667 shares reserved for subscriptions and warrants. We now have 401 registered holders of our outstanding common stock.

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

Our Anticipated Sources of Revenues

Our principal sources of revenue will be from our consulting agreement with respect to the development of the musical “Cassandra’s Angel” and our consulting agreement with DCT and from producer fees associated with managing our film funds. Our current revenues are not sufficient to sustain operations without the sale of equity securities. As a result of anticipated and completed sale of securities combined with our current revenues, we expect no difficulty in producing the cash funds necessary to continue business through the next 12 months.

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2005, we had a working capital deficiency of $198,381. We had no bank loans as at June 30, 2005. However, as at June 30, 2005 we had issued $140,000 in convertible debentures. Subsequently, all debentures were fully converted into stock. In addition, at June 30, 2005 we had received monies for the purchase of common stock of $27,500 in the aggregate, entitling, upon accreditation and completion of the subscription agreements, two investors to purchase shares of common stock at $0.25 per share. These agreements were subsequently completed and stock was issued.

SIBLING ENTERTAINMENT GROUP, INC.
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

For the Years Ended June 30, 2005 and 2004

RESULTS OF OPERATIONS

For the year ended June 30, 2005 we had a net loss of $298,584 compared to a net loss of $36,108 for the year ended June 30, 2004, an increase in losses of $262,476. We experienced annual revenues of $96,167 for the year ended June 30, 2005. Revenues were generated from the subsequently described (see “Item 12: Certain Relationships and Related Transactions”) related party contracts with SPI and the DCT, which began on November 1, 2003 and April 1, 2004, respectively. In addition to the fact that we experienced annual revenues of $96,167, our expenses also significantly increased. This significant increase in expenses is primarily due to $118,750 in consulting fees to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com. We did not incur consulting fees in the year ended June 30, 2004. Further, we experienced an increase in management expenses of $89,193, or 237%, from $37,500 for the year ended June 30, 2004 to $126,712 for the year ended June 30, 2005. Management expenses increased as a result of the management fee contract with SEI, mentioned above. In addition, we experienced approximately $55,000 in legal fees for services provided in the year ended June 30, 2005. We did not incur legal expenses in the year ended June 30, 2004. The net effect of changes in rates among related parties as well as the changes in employment is an increase in these monthly expenses from approximately $13,050 in June to $16,860 in August, or $3,810 per month. The increase in monthly expenses is due primarily to the addition of payroll expenses of approximately $12,730, which we did not incur prior to July, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We ended the fiscal year 2005 with a cash position of $23,596, as compared to zero dollars at the end of fiscal 2004. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

	For the year ended June 30, 2005

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	452,500	—
Common stock subscribed	27,500	—
General and administrative expenses	—	252,880
Production expenses	—	10,000

Related party activities:
DCT - management services provided	79,500	—
SPI - executive producer fees earned	16,667
SEI - management services provided	—	126,712
SEI - purchase of stock	—	300,000

TOTAL	$576,167	$689,592

For the year ended June 30, 2005, we had received $452,500 in the aggregate from the sale of common stock to third party investors. We also had received $27,500 in the aggregate from two investors for whom we had not yet received a completed subscription agreement. We had also spent $252,880 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Production expenses of $10,000 were spent on the Denver, Colorado production of “NEWSical the Musical”, which was running at DCT. Concerning related parties, for the year ended June 30, 2005, we received $79,500 from DCT for management, marketing and booking services provided, and $16,667 from SPI for executive producer services provided. Additionally, we disbursed to SEI $126,712 in the aggregate for management services SEI provided to us during the year and $300,000 for the purchase of common stock in SEI.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Orlando. In 2002, 35.3 million tourists journeyed to New York an overall growth after the events September 11, 2001. The highest reported year was 1999 with 36.4 million visitors with a significant gain from U.S. domestic visitors and a significant reduction in foreign visitors.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

ITEM 7.	FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.
(FORMERLY AMICI VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sibling Entertainment Group, Inc.
(Formerly Amici Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Sibling Entertainment Group, Inc. (a development stage company) (formerly Amici Ventures, Inc.) and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2005, and for the period from inception of the development stage (July 1, 2000) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sibling Entertainment Group, Inc. for the period from inception of the development stage (July 1, 2000) to June 30, 2004. The financial statements of Sibling Entertainment Group, Inc. as of June 30, 2004 were audited by other auditors who have ceased operations. Those auditors whose report, dated December 23, 2004, which expressed an unqualified opinion has been furnished to us. Our opinion expressed herein on the period of inception of the development stage (July 1, 2000) to June 30, 2005, as it relates to the period July 1, 2000 to June 30, 2004 is based solely upon the audit reports and work of other auditors.

As discussed above, the financial statements of Sibling Entertainment Group, Inc. as of June 30, 2004, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 13, these financial statements have been restated. We audited the adjustment described in Note 13 that were applied to restate the 2004 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material accounting misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year then ended and from the period from inception of the development stage (July 1, 2000) to June 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Note 13 to the financial statements, certain errors resulting from improper accounting treatment during the years ended June 30, 2004 and 2005 and the omission of certain required footnote disclosures were discovered by management of the Company during the current year. Accordingly, the financial statements for the years ended June 30, 2004 and 2005 have been restated due to corrections made for the years then ended.

ROSENBERG, RICH, BAKER, BERMAN & CO.

Bridgewater, New Jersey
September 23, 2005, except as to Note 13, as to which the date is October 11, 2006

F-2

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sibling Entertainment Group, Inc.,
New York, N.Y.

We have audited the accompanying balance sheet of Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., (a development stage company) as of June 30, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and for the period from July 1, 2000 (inception of development stage) to June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from July 1, 2000 (inception of development stage) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

LIVINGSTON WACHTELL & CO., LLP

New York, New York
March 7, 2005

WE HAVE BEEN ADVISED BY THE FORMER MANAGING PARTNER OF LIVINGSTON, WACHTELL & CO. LLP (“WACHTELL”) THAT WACHTELL IS NO LONGER DOING BUSINESS AS A CPA FIRM AS OF FEBRUARY 15, 2006; ACCORDINGLY, SIBLING ENTERTAINMENT GROUP, INC.  HAS NOT RECEIVED WRITTEN CONSENT, AFTER REASONABLE EFFORT, TO USE THIS REPORT IN THIS INSTANT FORM 10KSB/A. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED WACHTELL REPORT. THIS REPORT HAS NOT BEEN REISSUED BY WACHTELL WITH RESPECT TO THIS INSTANT 10KSB/A; ACCORDINGLY, YOU MAY NOT BE ABLE TO RECOVER AGAINST WACHTELL UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY WACHTELL OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

F-3

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
June 30, 2005
(Restated)

Assets
Current assets
Cash	23,596
Due from related parties	30,400
Loans receivable	3,750

Total current assets	57,746
Fixed assets
Computer equipment, net of accumulated depreciation	3,198

Other assets
Goodwill	2,779,624
Investment in related company	295,647
Other investments	37,500
Options purchased	23,500

Total other assets	3,136,271

Total assets	3,197,215

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	40,979
Current portion of long term debt	140,000
Income taxes payable	710
Liabilities to be settled in stock	27,500
Due to related parties	46,938

Total current liabilities	256,127

Total liabilities	256,127
Commitments and contingencies	—
Equity
Capital stock subscribed
Common stock ($.001 par): Authorized shares - 100,000,000; Issued and oustanding - 20,950,000	20,950
Additional paid in capital - warrants	4,631
Additional paid in capital	3,618,079
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(454,272)

Total equity	2,941,088

Total liabilities and stockholders’ equity	3,197,215

See accompanying notes to consolidated financial statements.

F-4

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2005

	June, 30

	2005	2004

Revenue
Consulting fee income - related company	79,500	20,250	99,750
Executive producer fees - related company	16,667	33,333	50,000

Total Revenue	96,167	53,583	149,750

Expense
General and administrative -
Professional fees	202,813	12,000	272,128
Management fees - related company	126,712	37,520	202,232
Other	50,067	6,216	77,163

Write-off of investment in motion picture rights	—	33,400	33,400
Production expenses	10,000	—	10,000

Operating loss	(293,425)	(35,553)	(445,173)
Other Income/Expense

Equity losses on investment – related company	4,353	—	4,353

Interest expense	—	—	2,510

Net loss before income taxes	(297,778)	(35,553)	(452,036)

Taxes	806	555	2,236

Net Income (Loss)	(298,584)	(36,108)	(454,272)

Loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares	9,272,972	8,000,000

Shares outstanding - basic and diluted

See accompanying notes to consolidated financial statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Restated)

	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance June 30, 2000	6,000,000	$6,000	$274,200	$—	$(248,300)	$—	$31,900
Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000

Net loss	—	—	—	—		(27,600)	(27,600)

Balance June 30, 2001	6,000,000	$6,000	$292,200	$—	$(248,300)	$(27,600)	$22,300

Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000
Sale of common shares	2,000,000	2,000	58,000	$—	—	—	60,000

Net loss	—	—	—	—	—	(76,449)	(76,449)

Balance June 30, 2002	8,000,000	$8,000	$368,200	$—	$(248,300)	$(104,049)	$23,851

Value of services provided by executive for office space and management	—	—	18,000	—	—	—	18,000

Net loss	—	—	—	—	—	(15,531)	(15,531)

Balance June 30, 2003	8,000,000	$8,000	$386,200	$—	$(248,300)	$(119,580)	$26,320

Forgiveness of debt – related party	—	$—	$6,960	$—	$—	—	6,960

Net loss	—	—	—	—	—	(36,108)	(36,108)

Balance June 30, 2004	8,000,000	$8,000	$393,160	$—	$(248,300)	$(155,688)	$(2,828)

Value of services provided by consultant	375,000	375	93,375	—	—	—	93,750

Sale of common shares	1,790,000	1,790	446,079	4,631	—	—	452,500

Shares issued in Acquisition	10,785,000	10,785	2,685,465	—	—	—	2,696,250

Net loss	—	—	—	—	—	(298,584)	(298,584)

Balance June 30, 2005	20,950,000	$20,950	$3,618,079	$4,631	$(248,300)	$(454,272)	$2,941,088

See accompanying notes to consolidated financial statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2005

	June 30,

	2005	2004

Cash flows from operating activities
Net Loss	$(298,584)	$(36,108)	$(454,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation	533	—	533

Stock-based payment	93,750	—	93,750

Increase in accounts payable	16,467	12,000	28,467

Increase (Decrease) in accrued expenses and taxes payable		(1,456)	(790)

Motion picture rights written off	—	33,400	33,400

Equity loss on investment - related party	4,353	—	4,353

Executive services	—	—	54,000

Net cash (used in) provided by operating activities	(183,481)	7,836	(240,559)

Cash flows from investing activities
Purchase of computer equipment	(3,731)	—	(3,731)
Investment in related company stock	(300,000)	—	(300,000)
Options purchased	(2,500)	—	(2,500)
Investment in productions	(37,500)	—	(37,500)

Net cash used in investing activities	(343,731)	—	(343,731)

Cash flows from financing activities

Advances from related companies	—	43,701	60,701
Loans to related company	(7,750)	(54,123)	(7,750)
Due to related companies	(88,625)	—	(88,625)
Due from related companies	27,183	—	(26,940)

Repayment to related companies	—	—	(10,000)

Proceeds from issuance of convertible debentures	140,000	—	140,000

Proceeds from issuance of common stocks	452,500	—	512,500

Proceeds from issuance of common stock subscriptions	27,500	—	27,500

Net cash (used in) provided by financing activities	550,808	(10,422)	607,386

Net increase (decrease) in cash	23,596	(2,586)	23,096

Cash and cash equivalents, beginning of period	—	2,586	500

Cash and cash equivalents, end of period	$23,596	$—	$23,596

Supplemental disclosures of cash flow information:
Income taxes	$806	$555

Supplemental information on non cash investing and financing activities:

On June 17, 2005, the Company acquired 100% of the common stock of SPI for 10,785,000 shares of the Company’s common stock valued at $2,696,250. As a result of the acquisition, the Company acquired assets of $21,000 and assumed liabilities of $104,374 resulting in the recognition of goodwill of $2,779,624.

See accompanying notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., (“the Company”) was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

GOING CONCERN

As shown in the consolidated financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $454,272, respectively, at June 30, 2005. The Company experienced a net loss of $298,584, $36,108 and $454,272 for the years ended June 30, 2005 and 2004 and from July 1, 2000 (date of inception) to June 30, 2005, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #14, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Pictures, Inc. (“SPI”) and Reel Love Production, Inc. (“RLPI”) for the period from June 18, 2005 to June 30, 2005 All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company earns and receives revenue from several different sources and recognize each source of income as defined in the governing agreement related to each income source as described more fully below:

Theatrical Consulting Fees: The Company recognizes revenue from administrative services at the time the services are rendered, on a periodic basis. Agreements with the Company typically provide for services on a monthly basis, and as such, revenue will be recognized monthly, when services are provided.

Financing Fees: The Company recognizes revenue for fees associated with financing film productions as earned when services are fixed and earned when provided. The Company typically receives the payment for these services upon the complete capitalization of the production.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Venue Management Fees: The Company shall recognize revenue from venue management monthly as earned, when services are provided.

Producer Fees and Office Fees: The Company shall recognize revenue from the producer fees and office fees (budgeted fees paid in the development, management and production of a play or musical or other live-stage event, and feature films) as earned and upon the a project’s capitalization and when persuasive evidence of an arrangement exits, the fees are determinable and collectibility is reasonably assured. Any fees received prior to capitalization shall be treated as deferred income and recognized when earned in accordance with any governing agreement. The determination of fees and collectibility of fees vary on a case-by-case basis and management carefully reviews each proposed production constantly as to how the Company earns and recognizes its fees.

Royalties and Net Profit Participation: As a producer of entertainment projects, the Company normally acts as a general partner or managing member entitled to receive a share of royalties from box office revenues and a share of net profits upon the recoupment of the initial capitalization repaid to investors of such project. Typically, royalties are determined and paid on a weekly basis and the Company shall recognize revenue from these royalties as reported and earned. Net profit participation and other residual income are typically reported on varying basic periods (monthly, quarterly and annually) and the Company shall recognize this revenue as earned when it is reported and deemed payable to the Company.

Box Office Revenues & Merchandise Income: For those projects and productions for which tickets are sold and whereby the Company is required to consolidate financial statements from the operations of subsidiaries or variable interest entities, the Company shall report and recognize revenues upon the completion of each performance as reported and determined by the theater box office treasurer and ticket agency, if any, engaged for a particular production. Currently we do not own a theater. Refund policies are established by the box office of each particular theater, as they hold the funds until the performance is complete.

Proceeds from the Sale of Film Assets: For income received through the completion and sale of independent feature films and similar rights, excluding producer fees earned upon the finance or from the production of the film, the Company shall recognize income in a manner consistent with SOP 00-2.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The estimated fair values of the Company’s financial instruments as of June 30, 2005, approximated their carrying amounts.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

	June 30,

	2005	2004

NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common shareholders	$(298,584)	$(36,108)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	9,272,972	8,000,000

LPS – Basic and diluted	$(.03)	$(.00)

The Company recognized a cumulative net loss since inception of the development stage of $454,272.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONCENTRATION OF CREDIT AND BUSINESS RISK

The concentration of 100% of the Company’s revenues and related receivables as of and for the year ended June 30, 2005 being from related companies, as described below in “Due from Related Parties”, exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

3.	RELATED PARTY TRANSACTIONS

SHARE EXCHANGE AGREEMENT

On June 17, 2005, the Company entered into a share exchange agreement with SPI and all of the shareholders of SPI, where the Company agreed to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each share of SPI issued and outstanding on June 17, 2005. SPI is engaged in the acquisition of rights to, and development of, features films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. SPI had entered into an agreement with J.P. Turner & Company to solicit and promote the SPFLLC to accredited investors, and the agreement was negotiated along with business models prepared by the Company on behalf of it’s consulting agreement with SEI and SPI. It was believed that the work performed to date and contracts and assets developed by SPI had value. The Company continued interest and involvement of the advancement of SPI provided the Company’s desire along with its advisors to acquire SPI. As a result of the share exchange, the Company also gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) formed to develop, finance and produce the film “Reel Love.” As a result of this transaction, SEI gained an ownership interest of 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common control in connection with the acquisition of SPI. No group of shareholders and their family members hold greater than 50% interest in each of these entities. Further, no contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists between any of these shareholders. Therefore, we believe that common control does not exist. Therefore, as a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005. A condensed balance sheet of SPI at the time of acquisition follows:

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

SPI Consolidated June 17, 2005

ASSETS
Other Assets
Options Purchased	21,000.00

Total Other Assets	21,000.00

TOTAL ASSETS	21,000.00

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	12,511.96
Other Current Liabilities
Due to Related Parties	91,862.18

Total Other Current Liabilities	91,862.18

Total Current Liabilities	104,374.14

Total Liabilities	104,374.14
Equity
Common Stock (no par value)	1,797.50
Accumulated Deficit	(85,171.64)

Total Equity	(83,374.14)

TOTAL LIABILITIES & EQUITY	21,000.00

Following is pro forma financial information for the years ended June 30, 2005 and 2004, prepared to show the results of operations of the combined companies as if the business combination took place as of the beginning of the periods presented:

	Year ended June 30,

	2005	2004

Revenue - related parties	$79,500	$20,250
Loss from operations	$(315,685)	$(98,465)
Other income (expense)	$5,159	$555

Loss per common share	$(0.03)	$(0.01)

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the agreement, DCT compensates the Company $6,600 per month for services as booking agent for the theatre, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. The Company recognized revenue for these services in the amount of $79,500 and $20,250 for the three months ended June 30, 2005 and 2004, respectively, and a cumulative amount since inception of development stage of $99,750.

The Company had a balance due of $30,400 due from related parties at June 30, 2005.

Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein are Directors of SEGI and DCT. Richard Bernstein is the President of DCT. James Cardwell is Executive Director of DCT and CFO of SEGI. Mitchell Maxwell and Victoria Maxwell are President and Vice President, respectively, of SEGI. There are no officers or directors of DCT who are not related parties to SEGI.

DUE TO RELATED PARTIES

At June 30, 2005, the Company had $6,293 due to Sibling Entertainment, Inc. (“SEI”), an entity with the same management and directors as the Company, for legal fees and audit fees SEI had paid on the Company’s behalf in the first and second quarters of the year ended June 30, 2005. This amount was paid to SEI in full prior to the date of the filing of this report.

Since October, 2004, the Company has had an agreement with SEI for office space, related utilities, shipping and management services. On April 13, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees increase from $7,761 per month to $21,800 per month beginning April 1, 2005. For the year ended June 30, 2005, these charges totaled $139,459: rent of $9,675, utilities of $2,862, postage of $210 and management services of $126,712. For the year ended June 30, 2004, these charges totaled $43,701: rent of $4,590, utilities of $1,591 and management services of $37,520. As of June 30, 2005 there were no outstanding payables due to SEI for rent, utilities and management services.

The Company recognized a total of $40,645 due to SEI at June 30, 2005 for expenses that SEI paid on the Company’s behalf: $14,656 in legal fees incurred by SPI, $21,000 in option payments for the rights to produce the film “Reel Love”, $3,206 for office expenses incurred by Reel Love Productions, Inc. (“RLP”) and $1,783 advanced by SEI. The debts associated with SPI and Reel Love were assumed by the Company from its purchase of SPI, who originally owed these monies to SEI for film expenses SEI paid on SPI’s behalf.

A significant portion of the balance captioned “Due to Related Parties” was owed to the Company as payment for previously rendered services. At June 30, 2005 the Company eliminated $50,000 against its corresponding “Due from Related Parties” for fees the Company earned for work associated with SPI.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

TRANSFER OF SECURITIES OF REEL LOVE ON FILM LLC AND MANAGING MEMBER

On June 1, 2005, prior to the acquisition of SPI, SPI entered into an agreement with SEI to transfer all of the issued and outstanding shares and interest in Reel Love on Film LLC and its managing member, Reel Love Productions, Inc., from SEI to SPI, a wholly owned subsidiary of SEI at the time of the agreement.

The transfer of all shares and interest in Reel Love on Film LLC and Reel Love Productions had been completed as of our acquisition of SPI. Prior to the acquisition of SPI, SPI was a subsidiary of SEI. SPI did not yet have a bank account or liquid assets. Therefore, SEI purchased the options on SPI’s behalf and recognized a receivable from SPI. SPI recognized a payable to SEI. When we acquired SPI, we assumed the debt. These amounts are still payable to SEI. SPI continues to actively pursue film production. SPI will pay SEI in full upon capitalization of the film fund.

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

4.	LOAN RECEIVABLE

As of June 30, 2005, the theatrical production “Newsical the Musical” (“Newsical”) was indebted to the Company in the amount of $3,750 for money the Company had loaned to the production for operational expenses during its run at the DCT.

5.	INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. On April 14, 2005, the Company signed an agreement to extend this agreement for an additional 6 months. As of June 30, 2005, the Company had invested an aggregate of $300,000 and received 600,000 shares of common stock at $0.50 per share. As of June 30, 2005 SEGI held a 3.4% interest in SEI. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the year ended June 30, 2005, we recognized equity losses of $4,353 from this investment. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows.

Summarized unaudited financial information of SEI is as follows:

6/30/2005
Current assets	$350,754
Noncurrent assets	$1,569,791

Current liabilities	$1,296,471
Noncurrent liabilities	$247,217

2005
Net revenue	$189,678
Income (loss) from operations	$(402,729)
Net income (loss)	$(403,329)

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

6.	OTHER INVESTMENTS

On December 22, 2004, the Company invested $5,000 in the New York performance of “We’re Still Hot”. On April 20, 2005, the Company invested $2,500 in the Denver, Colorado production of “NEWSical the Musical”. These investments represent direct, minority interest investments in third party productions with no further responsibility by the Company. Other Investments also includes a $30,000 acquisition of fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production “Once Around The Sun” (“OATS”) as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI’s share of Adjusted Net profits it receives as Managing Member of Solace, LLC. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company’s investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000. Also see footnote “Investments in Options and Rights” for further discussion.

7.	INVESTMENT IN OPTIONS AND RIGHTS

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. For the year ended June 30, 2005, the Company has invested a total of $23,500 in options for one production. The Company reviews its investments on a quarterly and annual basis. Management reviews the investments in companies and productions to ensure that the Company’s financials reflect all investments at the appropriate value.

8.	OTHER LIABILITIES TO BE SETTLED IN STOCK

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

9.	LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company has offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures will be convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share. These convertible debentures mature 180 days from the date of issuance. If prior to the maturity date, the Company’s common stock is traded in

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

As of June 30, 2005, an aggregate principal amount of $140,000 has been issued in convertible debentures, entitling the holders to convert to 560,000 shares of the Company’s common stock.

The Company signed extension agreements with all debenture holders to extend the maturity date of the subscription agreement and the debenture agreement to August 1, 2005. Therefore, as of June 30, 2005, $140,000 has been included in current portion of long term liabilities.

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

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the year ended June 30, 2005, an aggregate principal amount of $382,500 comprising 382,500 units (or 1,530,000 shares) was sold under this offering and an aggregate amount of $70,000 (or 260,000 shares) was sold prior to the “Series A-1” offering, with no warrants attached. Included with the related “Series A-1” issuances are 382,500 warrant units entitling the investors to purchase at $0.50 per share an additional 382,500 shares. As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the year ended June 30, 2005, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – between 1.75% and 3.0%.

12.	DEFERRED INCOME TAXES

The Company has a loss carryforward of approximately $511,548 attributed to prior periods at June 30, 2005 which may be offset against future taxable income. However, due to a change in control of the Company in October 2003, the deductibility of $213,388 of these losses is subject to IRS Sec. 382 limitation. Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260 and the carryforward loss expires in the year 2023 or $76,680 remaining attributed to IRS Sec. 382. The combined NOL that may offset future taxable income at June 30, 2005 is $374,840. In addition, at June 30, 2005, the Company has a capital loss carryover for income tax purposes of $33,400 which may be applied against taxable

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

INCOME TAXES

The income tax provision is comprised of the following:

	Federal	State	Total

Year Ended June 30, 2005
Current	$—	$806	$806
Deferred	—	—	—

	$—	$806	$806

Year Ended June 30, 2004
Current	$—	$555	$555
Deferred	—	—	—

	$—	$555	$555

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following temporary differences:

	June 30,

	2005	2004

Deferred Tax Asset

Net Operating Losses	$146,000	$31,526
Valuation Allowance	(146,000)	(31,526)

Total Deferred Tax Assets	$—	$—

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating loss.

The Company has net operating loss carry forwards of $374,840 for both Federal and State tax purposes. These net operating loss carry fowards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2023 and June 30, 2025 for both State and Federal tax purposes.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computer at the federal statutory rate and the consolidated effective tax rate follows:

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

	June 30,

	2005	2004

Federal statutory tax rate	-34.0%	-34.0%
State income tax - net of federal tax benefit	0.0%	0.0%
Valuation allowance	34.0%	34.0%

	0.0%	0.0%

13.	RESTATEMENT

The Company has restated its financial statements for the years ended June 30, 2005 and 2004, respectively. The restated financial results reflect a revision in its accounting methods procedures to (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this annual report and our financial statements for the fiscal year ended June 30, 2005, to recognize equity losses of $4,353 by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) properly recognize the forgiveness of debt of $6,960 recorded in fiscal 2004 as a capital transaction rather than as an income statement item since it was a release of an obligation to entities owned by a former officer and significant shareholder, (3) show separately the value of additional paid-in capital related to warrants issued under our Series A-1 stock offering, and to disclose our accounting treatment and method of determining the fair value of such warrants, (4) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2005 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (5) properly remove $3,207 in subsidiary office expenses from the Company’s Consolidated Statement of Operations that were incurred prior to the date of the aforementioned business combination and therefore should not have been included in the results of operations for the year ended June 30, 2005. The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

	Year Ended June 30, 2005

	As Reported	As Restated

Goodwill	$—	$2,779,624
Investment in related company	300,000	295,647
Deficit accumulated during development stage	(446,165)	(454,272)
Additional paid-in capital – warrants	—	4,631
Additional paid-in capital	839,333	3,618,079
Loss from operations	(296,631)	(293,425)
Net loss	(279,437)	(298,584)
Loss per share	$(0.03)	$(0.03)

	Year Ended June 30, 2004

	As Reported	As Restated

Gain on forgiveness of debt – related party	$6,960	$—
Net loss	29,148	36,108
Loss per share	$(0.00)	$(0.00)

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

13.	RESTATEMENT (continued)

In addition, the Company has restated its financial statement disclosures, as follows. Note 2 – added language to more fully disclose the Company’s revenue recognition policies for the various sources and expected sources of revenue. Note 3 – Corrected and expanded disclosures to include information required by SFAS No. 141, Business Combinations and additional information regarding the nature of the transaction and parties involved. Note 5 – modified disclosure due to change in accounting treatment of the related investment to the equity method. Note 6 – footnote added to disclose details of other investments of the Company. Note 10 – footnote added to disclose basis for write-off of investment in motion picture rights. Note 11 – added basis of accounting for warrants and method of determining fair value. Note 12 – added required disclosures for income taxes. Note 14 – added clarification to changes to related party agreements and additional information related to amounts receivable from the Denver Civic Theater.

14.	SUBSEQUENT EVENTS

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

CHANGES TO RELATED PARTY AGREEMENTS

Beginning July 1, 2005, the Company has agreed to take responsibility for the rent and utility charges for the shared offices at 511 West 25th Street, Suite 503, NY, NY 10001. As such, SEI shall reimburse the Company approximately $538 per month for its share of rent and utilities. On July 28, 2005 the Company agreed to amend the consulting agreement with SEI whereby management fees paid to SEI shall decrease to $12,800 per month, beginning July 1, 2005, due to the change in employment of all employees from SEI to the Company. This change included four people: James Cardwell (CFO), the Controller, and the Executive Assistant from SEI to the Company, and the addition of Richard Bernstein as a new employee of the Company. However, Mitchell Maxwell (President) and Victoria Maxwell (Vice President/Secretary) worked for and received payment from SEI, for which the Company continued to pay SEI for their services. In January, 2006, Mitchell Maxwell and Victoria Maxwell became full employees of the Company. As a result, SEI ceased providing services in January, 2006.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS (continued)

On July 1, 2005, the Company increased its fees charged to DCT for consulting and management services to $6,900 for the month of July and to $8,775 per month beginning August 1, 2005 due to the transfer of employment of Richard Bernstein from DCT to the Company.

INVESTMENT IN RELATED COMPANY STOCK

On August 31, 2005 the Company signed a subscription agreement to purchase 100,000 shares of SEI pursuant to the agreement signed October 15, 2004 to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. The aggregate investment for this purchase was $50,000. The completion of this purchase marks the maximum of 700,000 shares the Company may purchase.

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On March 17, 2004, the DCT sold all of its real estate, property and equipment in the DCT Complex to Zbigniew Mania (“Mania”) and at the same time, 721 Santa Fe Realty Company, LLC (“SFR”)(a wholly owned subsidiary of SEI) entered into a 49-year lease with Mania for the DCT Complex with an option to repurchase the DCT Complex at anytime during the term of the lease beginning one year after the purchase date, or March 17, 2005 during the term of the lease for $1.465 million dollars on or before midnight on January 1, 2053.

On July 7, 2005, the Company entered into an agreement to pay twenty thousand ($20,000) dollars to SEI and fifteen thousand ($15,000) dollars within thirty (30) days of this agreement to the DCT to cause SFR and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex.

DCT is a not-for-profit theatre in Denver, Colorado. DCT houses two separate theatre spaces, where it continues to book successful runs of a variety of shows. DCT just finished a very successful two year run of a hit musical comedy in its main theatre and will open a new show in that space shortly. DCT continues to operate and profit from the theatrical productions it puts on at its premises. However, DCT has not kept current with its payments to us for management, booking and marketing services. DCT expects to pay us in full for all outstanding amounts, and to keep current with its payments subsequent to the retroactive payments through the sale of the remaining principal balance of two $200,000 notes held against real estate. We have received $63,450 in the aggregate from DCT for the fiscal year ended June 30, 2005. We have not received any monies from DCT subsequent to June 30, 2005. We have made cash payments to SEI of approximately $520,700 and $220,500 in the aggregate for the year ended June 30, 2005 and fiscal year ended June 30, 2006 to date. We received cash payments from SEI of approximately zero and $32,500 for the year ended June 30, 2005 and fiscal year ended June 30, 2006 to date.

WRITE-OFF OF LOAN RECEIVABLE

In July of 2005, the theatrical production “Newsical the Musical” closed the show. The ability of the production to repay the loan ended with the closing of the show. Therefore, the Company wrote-off the $3,750 loan issued to the production in July of 2005.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS (continued)

OTHER LIABILITIES TO BY SETTLED IN STOCK

At June 30, 2005, the Company recognized $27,500 in liabilities to be settled in stock subscriptions with two subscribers. This amount represents two expected stock subscriptions between two subscribers for $2,500 and $50,000. Therefore, at June 30, 2005 the Company expected to receive an additional $25,000 from one subscriber. On August 16, 2005, the Company received the expected $25,000 and had signed and completed a subscription agreement for the $50,000 investment. On October 21, 2005 the Company and subscriber signed and completed the $2,500 subscription agreement.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 12, 2005 we engaged Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) as the principal accountant to review the Company’s financial statements for the quarter ended March 31, 2005 and audit the year ending June 30, 2005 and to audit SPI for the year ended June 30, 2004 and for the nine months ended March 31, 2005. During the two years previous to the earliest period provided above, and any subsequent period, we did not consult RRBB regarding any of the items detailed in Regulation S-B 304(a)(2).

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Changes to Related Party Agreements

Beginning July 1, 2005, the Company has agreed to take responsibility for the rent and utility charges for the shared offices at 511 West 25th Street, Suite 503, NY, NY 10001. As such, SEI shall reimburse the Company approximately $538 per month for its share of rent and utilities. On July 28, 2005 the Company agreed to amend the consulting agreement with SEI whereby management fees paid to SEI shall decrease to $12,800 per month, beginning July 1, 2005, due to the change in employment of all employees from SEI to the Company. This change included four people: James Cardwell (CFO), the Controller, and the Executive Assistant from SEI to the Company, and the addition of Richard Bernstein as a new employee of the Company. However, Mitchell Maxwell (President) and Victoria Maxwell (Vice President/Secretary) worked for and received payment from SEI, for which the Company continued to pay SEI for their services. In January, 2006, Mitchell Maxwell and Victoria Maxwell became full employees of the Company. As a result, SEI ceased providing services in January, 2006.

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

Theatrical Options Purchased

The Company periodically invests in theatrical and film productions in the form of literary options for either live-stage performance rights, film rights and other ancillary rights, as well as direct investments in third party limited partnerships and/or limited liability companies engaged in the development and production of entertainment projects. Direct investments in productions may represent a minority limited interests with limited or no further responsibility by the Company. Most limited investments do not provide any right to resale, but may provide the right to refund if the project is not fully developed or capitalized. Certain options or larger investments may provide the Company with additional rights including the right to be the owner or co-owner of a project, or the general partner or managing member of the related investment entity with the ability to make key decisions regarding the future development, production and disposition of an entertainment project or the production. Management reviews the Company’s investment portfolio periodically to evaluate its fair value. On August 23, 2005 the Company purchased an option to extend its right to produce the independent film “Reel Love” for $2,500.

Assignment of Option to Purchase Real Estate

On March 17, 2004, the DCT sold all of its real estate, property and equipment in the DCT Complex to Zbigniew Mania (“Mania”) and at the same time, Santa Fe Realty entered into a 49-year lease with Mania for the DCT Complex with an option to repurchase the DCT Complex at anytime during the term of the lease beginning one year after the purchase date, or March 17, 2005 during the term of the lease for $1.465 million dollars on or before midnight on January 1, 2053.

On July 7, 2005, the Company entered into an agreement to pay twenty thousand ($20,000) dollars to SEI and fifteen thousand ($15,000) dollars within thirty (30) days of this agreement to the DCT to cause its wholly owned subsidiary, 721 Santa Fe Realty (“SFR”) and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex.

Write-off of Loan Receivable

In July of 2005, the theatrical production “Newsical the Musical” closed the show. The ability of the production to repay the loan ended with the closing of the show. Therefore, the Company wrote-off the $3,750 loan issued to the production in July of 2005.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

His productions have been honored with nominations for 10 Tony Awards, 6 Olivier Awards, 15 Outer Critics Circle Awards, 9 Drama Desk Awards and 3 Obie Awards. They have won the Tony, Drama Desk, Outer Critics Circle, and Obie Awards, as well as the 2000 Pulitzer Prize for Drama. Currently, his Company, SEI, is one of the producers of “Brooklyn” which ran on Broadway in 2004.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Prior to his theatrical career Mr. Cardwell was a senior CPA consultant (1981-1984) with Arthur Andersen & Co. in St. Louis.

(b.) Identify Significant Employees

James Cardwell acts as our Chief Financial Officer (reference Item 9, Section (a) “Identify Directors and Executive Officers”). Victoria Maxwell acts as our Vice President and Secretary (reference Item 9, Section (a) “Identify Directors and Executive Officers”).

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

(b)	convicted in a criminal proceeding or is subject to a pending criminal proceeding(excluding traffic violations and other minor offenses);

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

As of the time of this filing, the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers is as follows:

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Richard Bernstein*	640,418	2.72%
927 7th Avenue
Denver, CO 80204

James S. Cardwell**	1,060,000	4.50%
17 East 126th Street, apt #4
NY, NY 10035

Victoria Maxwell	2,208,994	9.38%
202 East 21st Street, Apt 2B
New York, NY 10010

Sibling Entertainment, Inc.	6,000,000	25.48%
511 W 25th Street, Ste 503
New York, NY 10001

Stan Tynski	1,739,334	7.39%
10200 East Girard Ave., Bldg. C, Ste 250
Denver, CO 80231

Zachwell, Ltd.***	2,220,000	9.43%
511 W 25th Street, Ste 503
New York, NY 10001

All directors, executive officers	6,129,412	26.03%
and significant employees as a
group (2 people)

* Richard Bernstein is a Director of Sibling Entertainment Group, Inc.

** James S. Cardwell is CFO and Director of Sibling Entertainment Group, Inc.

*** Mitchell Maxwell, CEO and Director of Sibling Entertainment Group, Inc. is the owner of Zachwell, Ltd.

We do not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

In October 2003, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI in exchange for a monthly fee from us, agreed to: (1) permit us to use of SEI’s offices and related use of phone, fax machines, computers and other office equipment ($525 per month for rent and $185 per month for utilities). This agreement was amended as described in the “Subsequent Events” section above such that as of July 1, 2005 we assumed responsibility of the lease and utility expenses, and shall be reimbursed by SEI for a portion of those costs on a monthly basis. On July 1, 2004, we entered into an agreement to provide consulting services to the DCT, a Colorado not-for-profit corporation, whereby we would earn $6,600 per month.

Prior to the acquisition we entered into a separate agreement with SPI to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC (“SPFLLC”). SPI is a New York corporation that was wholly owned by SEI. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware, limited liability corporation formed to finance and produce up to three independent films. The agreement provided fees in the amount of $4,167 per month payable upon capitalization of SPFLLC up to a maximum of $50,000.

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

Tax Fees

For the year ended June 30, 2005, 2004 and 2003 we paid $0 for tax preparation services provided, as our officers prepared the taxes.

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8K.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT AND FILING REFERENCE

Exhibit 3.1*	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File Number 333-60958 [the “Registration Statement”])

Exhibit 3.2*	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement)

Exhibit 99	Form 8-K giving notice of Significant Sales of Unregistered Equity Securities of the Company.

* Previously filed.

Exhibit 31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Exhibit 32.1	Certification of the President Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 17, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	October 17, 2006
Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 17, 2006

Victoria Maxwell

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 17, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	October 17, 2006
Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 17, 2006

Victoria Maxwell