Form 10QSB/A
period 2005-09-30
Sibling Entertainment Group, Inc.
filed 2006-10-20
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-QSB/A

(Mark One)

____________

☒Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

____________

Commission File No: 333-60958

SIBLING ENTERTAINMENT GROUP, INC.

(Name of small business in its charter)

New York	No. 13-3963541
(State or other jurisdiction of incorporation or organization)	(IRS— Employer Identification No.)

____________

511 West 25th Street, Suite 503

New York, NY 10001

(Address of principal office including Zip Code)

(212) 414-9600

(Issuer’s telephone number)

____________

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒.

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB/A, filed by Sibling Entertainment Group, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on November 21, 2005 (the “Original Filing”), being filed to reflect the restatement of our financial statements for the three months ended September 30, 2005.

Our management concluded that the Company’s previously filed financial statements as of and for three months ended September 30, 2005, should no longer be relied upon as a result of the Company’s determination that it (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this amended 10-QSB/A report and our financial statements for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005, to recognize equity losses of $1,184 and $4,353, respectively, by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) to recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (3) to show separately the value of additional paid-in capital related to warrants issued under our series A-1 stock offering, and to disclose our accounting treatment and method of determining fair value of such warrants. In addition, this amended report includes changes in language to Item 1 (Description of Business) and Item 2 (Management’s Discussion and Analysis) for clarification of these disclosures.

This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion And Analysis Or Plan Of Operation), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

SIBLING ENTERTAINMENT GROUP, INC.

Form 10-QSB/A

Quarter Ended September 30, 2005

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(UNAUDITED) (RESTATED)

Assets
Current assets
Cash	39,132
Due from related parties	51,250
Advances and prepaids	65,625
Loans receivable	20,000
Other receivables	3,463
Total current assets	179,470
Fixed assets
Computer equipment, net of accumulated depreciation	3,514
Total Fixed Assets	3,514
Other assets
Goodwill	2,779,624
Investment in related company	344,462
Other investments	37,500
Options purchased	61,000
Total other assets	3,222,586
Total assets	3,405,570
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	37,443
Income taxes payable	710
Due to related parties	40,645
Other liabilities to be settled in stock	2,500
Total current liabilities	81,298
Total liabilities	81,298
Commitments and Contingencies	0
Equity
Common stock ($0.001 par): Authorized shares -
100,000,000; Issued and outstanding – 23,170,000	23,170
Additional paid in capital - warrants	8,754
Additional paid in capital	4,166,736
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(626,088)
Total equity	3,324,272
Total liabilities and stockholders’ equity	3,405,570

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (RESTATED)

	For the three months ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2005	2004	2005

Revenue
Consulting fee income - related party	24,450	20,100	124,200
Executive producer fees - related party	25,000	12,500	75,000

Total Revenue	49,450	32,600	199,200
Expense
General and administrative -
Professional fees	60,431	—	332,559
Management fees - related company	45,300	25,258	247,532
Other	90,130	9,816	167,293
Write-off of investment in motion picture rights	—	—	33,400
Production expenses	24,621	—	34,621
Operating loss	(171,032)	(2,474)	(616,205)
Other Income (Expense)
Equity loss on investment	(1,184)	—	(5,537)
Interest Income (expense), net	400	—	(2,110)
Net loss before income taxes	(171,816)	(2,474)	(623,853)
Taxes	—	—	2,236

Net Income (Loss)	(171,816)	(2,474)	(626,089)

Loss per common share - basic and diluted	($0.01)	($0.00)

Weighted average number of common shares	12,813,726	8,000,000
Shares outstanding - basic and diluted

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (RESTATED)

	For the three months ended September 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to September 30,
	2005	2004	2005
Cash flows from operating activities
Net Loss	$(171,816)	$(2,474)	$(626,088)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	187	—	720
Stock-based payment	21,876	—	115,625
Increase in prepaids and other assets	(3,462)	—	(3,463)
Increase in accounts payable and accrued expenses	464	(10,500)	46,946
Motion picture rights written off	—	—	33,400
Equity loss on investment - related party	1,184	—	5,537
Executive services	—	—	54,000
Net cash used in operating activities	(151,569)	(12,974)	(373,323)

Cash flows from investing activities
Fixed Assets	(503)	(2,161)	(4,234)
Investment in related company stock	(50,000)	—	(350,000)
Options purchased	(37,500)	—	(61,000)
Investment in productions	—	(13,500)	(37,500)
Net cash used in investing activities	(88,003)	(15,661)	(452,734)

Cash flows from financing activities
Loans receivable	(16,250)	—	(16,250)
Due from related parties	(31,143)	(56,631)	(75,833)
Due to related parties	—	—	(3,056)
Advances from related companies	—	9,900	60,701
Proceeds from issuance of common stock subscriptions	—	20,000	27,500
Proceeds from issuance of convertible debentures	—	70,000	140,000
Proceeds from issuance of common stocks	302,500	—	731,626
Net cash provided by financing activities	255,107	43,269	864,688

Net increase (decrease) in cash	15,536	14,634	38,632
Cash and cash equivalents, beginning of period	23,596	—	500
Cash and cash equivalents, end of period	$39,132	$14,634	$39,132

Supplemental disclosures of cash flow information:
Income taxes	$—	$710

Supplemental information on non cash investing and financing activities:

The Company converted $140,000 of convertible debentures into common stock. The Company also recognized $65,625 in prepaids for the value of stock issued in to consultants in advance of services performed. The Company issued stock in settlement of $25,000 of other liabilities to be settled in stock.

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB/A and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB/A for the year ended June 30, 2005.

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

GOING CONCERN

As shown in the consolidated financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $626,088, respectively, at September 30, 2005. The Company experienced a net loss of $171,817, $2,474, and $626,088 for the three months ended September 30, 2005 and 2004 and from July 1, 2000 (date of inception) to September 30, 2005, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #12, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Royalties and Net Profit Participation: As a producer of entertainment projects, the Company normally acts as a general partner or managing member entitled to receive a share of royalties from box office revenues and a share of net profits upon the recoupment of the initial capitalization repaid to investors of such project. Typically, royalties are determined and paid on a weekly basis and the Company shall recognize revenue from these royalties as reported and earned. Net profit participation and other residual income are typically reported on varying periods (monthly, quarterly and annually) and the Company shall recognize this revenue as earned when it is reported and deemed payable to the Company.

Box Office Revenues & Merchandise Income: For those projects and productions for which tickets are sold and

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

whereby the Company is required to consolidate financial statements from the operations of subsidiaries or variable interest entities, the Company shall report and recognize revenues upon the completion of each performance as reported and determined by the theater box office treasurer and ticket agency, if any, engaged for a particular production. Currently we do not own a theater. Refund policies are established by the box office of each particular theater, as they hold the funds until the performance is complete.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4. INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of September 30, 2005, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company accounts for it’s investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the year ended June 30, 2005 and for the three months ended September 30, 2005, we recognized equity losses of $4,353 and $1,184, respectively from this investment. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows.

Summarized unaudited financial information of SEI is as follows:

9/30/2005
Current assets	$380,506
Noncurrent assets	$1,516,291

Current liabilities	$1,174,526
Noncurrent liabilities	$246,880

3 months ended 9/30/05
Net revenue	$240,449
Income (loss) from operations	$(430,476)
Net Income (loss)	$(431,076)

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. OTHER INVESTMENTS

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

6. OPTIONS

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

7. LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. COMMON STOCK ISSUANCES

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

On August 16, 2005 the Company sold 200,000 units at a price of $0.25 per unit or $50,000 in the aggregate. The terms of this offering are the same terms as of the “Series A-1” 1,500,000 unit offering described above, whereby the price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. The units were offered and sold to one investor in Zurich, Switzerland pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended, afforded by Regulation S as promulgated thereunder. As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the year ended June 30, 2005, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – between 3.25% and 3.75%.

9. OTHER LIABILITIES TO BE SETTLED IN STOCK

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

10. RESTATEMENT

The restated financial results reflect a revision in its accounting methods and procedures to (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this report and our financial statements for the period ended September 30, 2005, to recognize equity losses of $4,353 and $1,184 for the year ended June 30, 2005 and the three months ended September 30, 2005, respectively by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (3) to show separately the value of additional paid-in capital related to warrants issued under our series A-1 stock offering, and to disclose our accounting treatment and method of determining fair value of such warrants. The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30, 2005
	As Reported	As Restated
Goodwill	$—	$2,779,624
Investment in related company	350,000	344,462
Deficit accumulated during dev. stage	(616,797)	(626,088)
Additional paid-in capital – warrants	—	8,754
Additional paid-in capital	1,392,113	4,166,736
Loss from operations	(171,032)	(171,032)
Net loss	(170,632)	(171,817)
Loss per share	$(0.01)	$(0.01)

In addition, the Company has restated its financial statement disclosures, as follows. Note 2 – added language to more fully disclose the Company’s revenue recognition policies for the various sources and expected sources of revenue. Note 4 – modified disclosure due to change in accounting treatment of the related investment to the equity method. Note 5 – footnote added to disclose details of other investments of the Company. Note 8 – added basis of accounting for warrants and method of determining fair value.

11. SHARE EXCHANGE AGREEMENT

On June 17, 2005, the Company entered into a share exchange agreement with SPI and all of the shareholders of SPI, where the Company agreed to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each share of SPI issued and outstanding on June 17, 2005. SPI is engaged in the acquisition of rights to, and development of, features films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. SPI had entered into an agreement with J.P. Turner & Company to solicit and promote the SPFLLC to accredited investors, and the agreement was negotiated along with business models prepared by the Company on behalf of its consulting agreement with SEI and SPI. It was believed that the work performed to date and contracts and assets developed by SPI had value. The Company continued interest and involvement of the advancement of SPI provided the Company’s desire along with its advisors to acquire SPI. As a result of the share exchange, the Company also gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) formed to develop, finance and produce the film “Reel Love.” As a result of this transaction, SEI gained an ownership interest of 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common control in connection with the acquisition of SPI. No group of shareholders and their family members hold greater than 50% interest in each of these entities. Further, no contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists between any of these shareholders. Therefore, we believe that common control does not exist. Therefore, as a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005.

The following is pro forma financial information for the three months ended September 30, 2004, prepared to show the results of operations of the combined companies as if the business combination took place as of the beginning of the periods presented:

Three months ended September 30, 2004
Revenue - related parties	$32,600
Loss from operations	$10,026
Other income (expense)	$—

Loss per common share	$0.00

12. SUBSEQUENT EVENTS

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB/A for the three month period ending September 30, 2005, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

The reader is cautioned that no statements contained in this Form 10-QSB/A should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB/A. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB/A and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

In November 1999, we formed the AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC (“Dream”) and began to reduce our interest in and pursuit of the development and production of plays, musicals and films. Later, we solely focused on the pursuit and distribution of motion pictures primarily over the Internet. This decision and refocus of our operational plans away from production of live stage properties and independent feature films and led to the departure of Mitchell Maxwell and Victoria Maxwell.

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

This change ultimately led to a change in our management and control in October 2003 and a return to our original core operational plan to pursue the finance and production of live-stage theatrical, independent feature films and theatrical real estate and related synergetic businesses. The change of control included the return of our executive officers and director, Mitchell Maxwell, President (“MM”) and Victoria Maxwell, Vice President (“VM”) along with James Cardwell, CFO (“JC”). MM, VM and JC were and continued to be officers and directors of Sibling Entertainment, Inc., a private company engaged in similar business activities. This close association resulted in our relocation of corporate offices and the sharing of office overhead costs including the costs and compensation of its officers and staff with SEI (see Related Party Activities).

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

On December 22, 2004, we entered into a non binding letter of intent to acquire Sibling Entertainment, Inc. (“SEI”) which later expired on March 31, 2005 and any further intent to acquire SEI was abandoned, but SEGI and SEI continued to share corporate locations and overheads and pursue their respective projects, properties and similar business operations.

On June 17, 2005 we entered into a share exchange agreement with Sibling Pictures, Inc. (“SPI”), and all of the shareholders to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each share of SPI. Our acquisition of SPI also included its subsidiaries, Sibling Pictures Fund, LLC (“SPFLLC”), Reel Love on Film LLC (“RLFLLC”) and Reel Love Productions, Inc., (“RLPI”). As a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

of SPI, which exceed the value of the recorded goodwill at June 30, 2005. Further detail concerning the associations these entities have among one another follows in the points below:

•

SPI was originally organized on May 18, 2004 by SEI along with MM, VM, JC and others, At the same time, SPI formed SPFLLC, a wholly owned subsidiary, a Delaware corporation, as the investment vehicle to finance and fund two or three independent films to be produced by SPI.

•	In February 2005, SEI and SPI entered into an agreement with J.P. Turner & Company LLC (“Turner”) to promote and offer for sale to “accredited investors” interests in SPFLLC.
•	On June 1, 2005, SEI transferred all outstanding shares and interest in RLFLLC and its managing member, RLPI formed to develop, finance and produce the film “Reel Love.”
•

Prior to our acquisition of SPI, we were contracted by SPI to provide consulting services in exchange for fees for services in the formation of SPFLL and the related negotiations with Turner and related ongoing matters.

On January 17, 2006, entered into employment contracts with MM, VM and JC (the “Executive Employees”) for a term of three (3) years.

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

B. Current Operations

We currently engage in the following:

•	the purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:
o	an option to produce REEL LOVE as a feature film
o	an option from the Red Hat Society, Inc. (“RHS”) to develop and produce a musical based upon the women and spirit of the RHS.
o	the ongoing negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) for Broadway with URL Productions, Inc.
o	an investment in the residual income from the future off-Broadway production income and the subsequent exploitation of musical OATS originally co-produced between URL and SEI:
•	the development of an independent film production business through the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.
•

the management agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (a not-for-profit organization, “DCT”) for which our officers and directors VM, MM, JC and, Richard Bernstein (“RB”) also serve as members of its board of directors.;

•	the management agreements with independent theatrical and/or film production companies including or the acquisition of, or management of theatrical real estate;
o	the financial consulting agreement with SEI and SPI led to the acquisition of SPI and its subsidiaries.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

o	additional consulting arrangements are being sought.
•	the alliances with companies that currently possess rights or agreements desired by us including:
o

an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

o	a consulting agreement with Gina’s Inc. to consult the development and production of the musical Cassandra’s Angel.
o	an ongoing relationship with Sibling Entertainment, Inc. (see related parties).

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

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

Information derived from publicly available sources in 2002 indicates that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies. Today this number has grown to 1,200 companies. From approximately 363 larger theatres, the attendance was over 21 million with total income

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for the majority of the tickets sold in a season. A substantial component of the total tickets sold is purchased by group theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

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

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at September 30, 2005 amounted to $248,300 and $626,088, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

E. Operating Results for the Three Months Ended September 30, 2005 and 2004:

Revenues – Revenues for the three months ended September 30, 2005 and 2004 equaled $49,450 and $32,600, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $25,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2005 were $195,861 compared to $35,074 during the three months ended September 30, 2004 representing an increase of $160,787. This increase was partially attributable to $31,875 in consulting expenses, of which none were incurred during the three months ended September 30, 2004. In addition, we incurred accounting fees of $11,350 during the three months ended September 30, 2005. We did not incur accounting fees for the three months ended September 30, 2004. Other significant factors include an increase in the monthly management fees SEI charges from $9,086 per month in the three months ended September 30, 2004 to $19,600 beginning September 1, 2005, previously $12,800 and $12,900 for July and August, 2005, respectively

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended September 30, 2005 of $171,817 compared to $2,474 for the three months ended September 30, 2004 is due to significantly higher professional fees, which totaled $60,431 and $0 for the three months ended September 30, 2005 and 2004, respectively. Management Fees were also higher, totaling $45,300 and $25,258 for the three months ended September 30, 2005 and 2004, respectively. Other factors include payroll expenses of approximately $38,000 and reimbursable production expenses of approximately $22,000 for the three months ended September 30, 2005, which the Company did not incur in the three months ended September 30, 2004.

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

During and subsequent to the quarter ended September 30, 2005, we increased our finances through the issuance of common stock to various third parties.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

	For the three months ended September 30, 2005
Source	Cash Proceeds	Cash Disbursements
Non-related party activities:
Sale of common stock	302,500	—
Executive producer fees	25,000	—
General and administrative expenses	—	150,561
Options purchased	—	37,500
Production expenses	—	24,621
Related party activities:
DCT - management services provided	24,450	—
SEI - management services provided	—	45,300
SEI - purchase of stock	—	50,000
TOTAL	$351,950.00	$307,982

For the three months ended September 30, 2005, we had received $302,500 in the aggregate from the sale of common stock to third party investors. We had also spent $150,561 in the aggregate for general and administrative expenses to non-related parties including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Options purchase of $37,500 represents options the Company purchased for the rights to produce the musical HATS! as well as the independent film “Reel Love”. Production expenses of $24,621 were spent on the Denver, Colorado production of “NEWSical the Musical”, which was running at DCT. Concerning related parties, for the three months ended September 30, 2005, we received $24,450 from DCT for management, marketing and booking services provided, and $25,000 for our production work on the musical “Cassandra’s Angel”. Additionally, we disbursed to SEI $45,300 in the aggregate for management services SEI provided to us during the year and $50,000 for the purchase of common stock in SEI.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 6. EXHIBITS

(a) Exhibits: None

(b) Reports: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 18, 2006
________________________
Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	October 18, 2006
________________________	Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 18, 2006
________________________
Victoria Maxwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	October 18, 2006
________________________	Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 18, 2006
________________________
Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 18, 2006
________________________
Victoria Maxwell