Form 10QSB/A
period 2005-12-31
Sibling Entertainment Group, Inc.
filed 2006-10-20
CIK 1057222

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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10–QSB/A, which amends and restates items identified below with respect to the Form 10–QSB/A, filed by Sibling Entertainment Group, Inc. with the Securities and Exchange Commission (the “SEC”) on November 21, 2005 (the “Original Filing”), being filed to reflect the restatement of the Company’s financial statements for the three months and six months ended December 31, 2005. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc.

Our management concluded that the Company’s previously filed financial statements as of and for the three months and six months ended December 31, 2005, should no longer be relied upon as a result of the Company’s determination that it (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this amended 10-QSB/A report and our financial statements for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, to recognize equity losses of $1,688 and $4,353, respectively, by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, (3) recognize $3,333 of recoupable advances for the value of stock issued to consultants for services that may be performed in the future, which the Company had previously accounted for as stock-based compensation, and (4) to show separately the value of additional paid-in capital related to warrants issued under our offerings, and to disclose our accounting treatment and method of determining the fair value of such warrants. In addition, this amended report includes changes in language to Item 1 (Description of Business) and Item 2 (Management’s Discussion and Analysis) for clarification of these disclosures.

This Form 10–QSB/A only amends and restates certain information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion And Analysis Or Plan Of Operation), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10–QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. This Form 10–QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

SIBLING ENTERTAINMENT GROUP, INC.
Form 10-QSB/A
Quarter Ended December 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED) (RESTATED)

Assets
Current assets
Cash	32,323
Due from related parties	87,975
Advances and prepaids	97,333
Loans receivable	20,000
Other receivables	3,133

Total current assets	240,764
Fixed assets
Computer equipment, net of accumulated depreciation	3,850

Total Fixed Assets	3,850
Other assets
Goodwill	2,779,624
Investment in related company	343,959
Other investments	87,500
Options purchased	61,000

Total other assets	3,272,083

Total assets	3,516,697

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	50,890
Income taxes payable	710
Due to related parties	49,145

Total current liabilities	100,745

Total liabilities	100,745

Committments and Contingencies	—
Equity
Common stock $0.001 par value;
100,000,000 authorized shares;
24,260,000 shares issued and outstanding	24,260
Additional paid–in capital – warrants	13,893
Additional paid in capital	4,433,007
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(806,908)

Total equity	3,415,952

Total liabilities and stockholders’ equity	3,516,697

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31, 2005

	For the six months ended December 31,		For the three months ended December 31,

	2005	2004	2005	2004

Revenue
Consulting fee income - related company	50,775	39,900	26,325	—	150,525
Executive producer fees - related company	50,000	16,667	25,000	23,967	100,000

Total Revenue	100,775	56,567	51,325	23,967	250,525

Expense
General and administrative -
Professional fees	154,559	137,663	94,128	132,663	426,687
Management fees - related company	104,100	46,516	58,800	21,258	306,332
Other	169,203	17,445	79,073	12,629	246,367
Write-off of investment in motion picture rights	—	—	—	—	33,400
Production expenses	24,661	—	40	—	34,661

Operating loss	(351,748)	(145,057)	(180,716)	(142,583)	(796,922)
Other Income (Expense)
Interest Income	800	—	400	—	(1,710)
Equity Loss on Investment - related company	(1,688)	—	(503)	—	(6,040)

Net loss before income taxes	(352,636)	(145,057)	(180,819)	(142,583)	(804,672)
Taxes	—	—	—	—	2,236

Net Income	(352,636)	(145,057)	(180,819)	(142,583)	(806,908)

Loss per common share - basic and diluted	($0.02)	($0.02)	($0.01)	($0.02)

Weighted average number of common shares	23,036,033	8,247,772	23,931,196	8,495,543

Shares outstanding - basic and diluted

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED) (RESTATED)

	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
Balance June 30, 2001	6,000,000	$6,000	$292,200	$—	$(248,300)	$(27,600)	$22,300
Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000
Sale of common shares	2,000,000	2,000	58,000	$—	—	—	60,000
Net loss	—	—	—	—	—	(76,449)	(76,449)
Balance June 30, 2002	8,000,000	$8,000	$368,200	$—	$(248,300)	$(104,049)	$23,851
Value of services provided by executive for office space and management	—	—	18,000	—	—	—	18,000
Net loss	—	—	—	—	—	(15,531)	(15,531)
Balance June 30, 2003	8,000,000	$8,000	$386,200	$—	$(248,300)	$(119,580)	$26,320
Forgiveness of debt - related party	—	$—	$6,960	$—	$—	—	6,960
Net loss	—	—	—	—	—	(36,108)	(36,108)
Balance June 30, 2004	8,000,000	$8,000	$393,160	$—	$(248,300)	$(155,688)	$(2,828)
Value of services provided by consultant	375,000	375	93,375	—	—	—	93,750
Sale of common shares	1,790,000	1,790	446,079	4,631	—	—	452,500
Shares issued in Acquisition	10,785,000	10,785	2,685,465	—	—	—	2,696,250
Balance June 30, 2005	20,950,000	$20,950	$3,618,079	$4,631	$(248,300)	$(454,272)	$2,941,088
Value of services provided by consultant	570,000	570	141,930	—	—	—	142,500
Issuance of common shares and warrants in connection with private placements	2,070,000	2,070	506,168	9,262	—	—	517,500
Shares converted from debentures	560,000	560	139,440	—	—	—	140,000
Shares issued to settle liabilities	110,000	110	27,390	—	—	—	27,500
Net loss	—	—	—	—	—	(352,636)	(352,636)
Balance December 31, 2005	24,260,000	$24,260	$4,433,007	$13,893	$(248,300)	$(806,908)	$3,415,952

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31, 2005

	For the six months ended December 31,

	2005	2004

Cash flows from operating activites
Net Loss	$(352,636)	$(145,057)	$(806,908)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	374	160	907
Stock-based payment	57,500	93,750	151,250
Decrease in prepaids and other assets	(15,466)	(400)	(15,466)
Increase in accounts payable and accrued expenses	3,618	11,330	50,100
Motion picture rights written off	—	—	33,400
Advance from related party-forgiveness of debt	—	—	—
Executive services	—	—	54,000
Equity Loss on Investment - related party	1,688	—	6,041

Net cash (used in) provided by operating activities	(304,923)	(40,217)	(526,677)

Cash flows from investing activities
Fixed Assets	(1,026)	(3,731)	(4,757)
Investment in related company stock	(50,000)	(180,000)	(350,000)
Options purchased	(37,500)	(21,500)	(61,000)
Investment in productions	(50,000)	—	(87,500)

Net cash (used in) provided by investing activities	(138,526)	(205,231)	(503,257)

Cash flows from financing activities
Due from related parties	(49,075)	(16,317)	(76,015)
Repayment to related parties	—	(55,308)	(10,000)
Advances from related companies	—	17,900	57,645
Loans to related companies	(16,250)	—	(24,000)
Proceeds from issuance of common stock subscriptions	—	45,000	27,500
Proceeds from issuance of convertible debentures	—	140,000	140,000
Proceeds from issuance of common stocks	517,501	170,000	946,627

Net cash (used in) provided by financing activities	452,176	301,275	1,061,757

Net increase (decrease) in cash	8,727	55,827	31,823
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$32,323	$55,827	$32,323

See accompanying Notes to Condensed Consolidated Financial Statements.

Supplemental information on non cash investing and financing activities:

The Company converted $140,000 of convertible debentures into common stock. The Company also issued stock in settlement of $27,500 of other liabilities to be settled in stock.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2005 amounted to $248,300 and $806,908, respectively. The Company experienced net losses of $180,819 and $142,583 for the three months ended December 31, 2005 and 2004, respectively, and $352,636 and $145,057 for the six months ended December 31, 2005 and 2004, respectively, and cumulative net loss incurred since the development stage of $806,908. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #11, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

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

As of December 31, 2005, DCT was indebted to the Company in the amount of $20,000 for money the Company had loaned to the theatre for operational expenses during the run of the production “Newsical the Musical”. This loan carries annual interest at eight (8%) percent, and the Company has recorded interest income of $400 and $800 for the thee and six months ended December 31, 2005, respectively.

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

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of December 31, 2005, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI. The Company accounts for it’s investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the year ended June 30, 2005 and for the six months ended December 31, 2005, we recognized equity losses of $5,343 and $1,688, respectively, from this investment. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized unaudited financial information of SEI is as follows:

12/31/2005

Current assets	$365,349
Noncurrent assets	$1,511,098

Current liabilities	$1,161,992
Noncurrent liabilities	$246,543

	3 months ended 12/31/05	6 months ended 12/31/05

Net revenue	$74,692	$315,142
Income (loss) from operations	$(7,479)	$(437,955)
Net Income (loss)	$(8,079)	$(438,555)

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign their right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. As of December 31, 2005 both amounts had been paid to the two parties.

4. ADVANCES AND PREPAIDS

Advances and prepaid expenses represents stock issued and consulting fees paid in advance to consultants for services to be provided in the future. This account includes $85,400 for the value of stock issued for services consultants will provide per their contracts. An amount of $3,333 represents recoupable advances for cash prepaid to a consultant Moneta Capital Advisors (“Moneta”). On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued 100,000 shares, at a price of $0.25 per share, which cover the contractual period November 1, 2005 to October 31, 2006. Included in the monthly fees paid to Moneta are recoupable advances of $3,333 per month for the value of services for the three months ended December 31, 2005. In addition, this account represents $8,600 advanced to related companies primarily as an advance towards management fees with SEI.

5. INVESTMENT IN THEATRICAL PRODUCTIONS

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

8. COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the three and six months ended December 31, 2005, an aggregate principal amount of $207,500 comprising 207,500 units (or 830,000 shares) and $495,000 comprising 495,000 units (or 1,980,000) was sold under this offering. Included with the related issuances are 207,500 warrant units entitling the investors to purchase at $0.50 per share an additional 207,500 shares.

On August 16, 2005 the Company sold 200,000 units at a price of $0.25 per unit or $50,000 in the aggregate. The terms of this offering are the same terms as of the “Series A-1” 1,500,000 unit offering described above, whereby the price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. The units were offered and sold to one investor in Zurich, Switzerland pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended, afforded by Regulation S as promulgated thereunder. As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the six months ended December 31, 2005, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – between 3.25% and 4.0%.

Additionally, The Company entered into an agreement with Var Growth Corporation, on July 18, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 350,000 shares at $0.25 per share for a total value of $87,500. The issued shares cover the contractual period July 1, 2005 to June 30, 2006.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, the Company entered into an agreement with Romano, Ltd. on November 4, 2005 to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares at $0.25 per share for a total value of $30,000. The issued shares cover the contractual period October 16, 2005 to October 15, 2006.

The Company also entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares at $0.25 per share for a total value of $25,000. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. Under the contract the Company shall grant, additionally, 200,000 warrants to acquire 200,000 shares at a price of $0.50 per share for a period of five years. As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the period ended December 31, 2005, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – between 3.75% and 4.0%.

9. RESTATEMENT

The restated financial results reflect a revision in its accounting methods and procedures to (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this amended 10-QSB/A report and our financial statements for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, to recognize equity losses of $1,688 and $4,353, respectively, by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, (3) recognize $3,333 of recoupable advances for the value of stock issued to consultants for services that may be performed in the future, which the Company had previously accounted for as stock-based compensation, and (4) to show separately the value of additional paid-in capital related to warrants issued under our offerings, and to disclose our accounting treatment and method of determining the fair value of such warrants. The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

	Three Months Ended December 31, 2005

	As Reported	As Restated

Goodwill	$—	$2,779,624
Advances and prepaids	94,000	97,333
Investment in related company	350,000	343,959
Deficit accumulated during dev. stage	(800,447)	(806,908)
Additional paid-in capital	1,663,523	4,433,007
Loss from operations	(184,049)	(180,716)
Net loss	(183,649)	(180,819)
Loss per share	$(0.01)	$(0.01)
Additional paid–in capital–warrants	—	13,893

	Six Months Ended December 31, 2005

	As Reported	As Restated

Loss from operations	(355,082)	(351,748)
Net loss	(354,282)	(352,636)
Loss per share	$(0.02)	$(0.02)

In addition, the Company has restated its financial statement disclosures, as follows. Note 3 – modified investment in related company stock disclosure due to change in accounting treatment of the related investment to the equity method and added clarification to changes to related party agreements and additional information related to amounts receivable from the Denver Civic Theater. Note 4 – added footnote to disclose details of advances and prepaid expenses. Note 6 – footnote added to disclose details of other investments of the Company. Note 8 – added basis of accounting for warrants and method of determining fair value and mention of stock sold to a foreign investor.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Description of Business) and Item 2 (Management’s Discussion and Analysis) for clarification of these disclosures.

10. SHARE EXCHANGE AGREEMENT

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

The following is pro forma financial information for the three and six months ended December 31, 2004, prepared to show the results of operations of the combined companies as if the business combination took place as of the beginning of the periods presented:

	Six months ended December 31, 2004	Three months ended December 31, 2004
Revenue- related parties	$56,567	$23,967
Loss from operations	$(162,001)	$(147,027)
Other income (expense)	$(345)	$(345)

Loss per common share	$(0.02)	$(0.02)

11. SUBSEQUENT EVENTS AND COMMITMENTS

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB/A for the three month period ended December 31, 2005, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC.
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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at December 31, 2005 amounted to $248,300 and $806,908, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2005 were $427,862 compared to $201,624 during the six months ended December 31, 2004 representing an increase of $226,238. This increase was partially attributable to an increase in management fees SEI charges the Company, increasing to $19,600 per month for the six months ended December 31, 2005 compared to monthly charges of $7,086 for each of the six months ended December 31, 2004. In addition, we incurred payroll expenses of approximately $76,700 during the six months ended December 31, 2005, which we did not incur during the six months ended December 31, 2004.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the six months ended December 31, 2005 of $352,636 compared to $145,057 for the six months ended December 31, 2004 is due to higher professional fees, which totaled $154,559 and $137,663 for the six months ended December 31, 2005 and 2004, respectively. Management Fees were also higher, totaling $104,100 and $46,516 for the six months ended December 31, 2005 and 2004, respectively. Other factors include payroll expenses of approximately $76,700 and production expenses of approximately $24,660 for the six months ended December 31, 2005, which the Company did not incur in the six months ended December 31, 2004.

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

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2005 were $232,001 compared to $166,550 during the three months ended December 31, 2004 representing an increase of $65,451. This increase was partially attributable to $58,800 in consulting expenses for the three months ended December 31, 2005 compared to $21,258 for the three months ended December 31, 2004. In addition, we incurred payroll expenses of approximately $42,000 during the three months ended December 31, 2005, which we did not incur during the three months ended December 31, 2004. Other significant factors include an increase in the monthly management fees SEI charges the Company. Management fees were $19,600 per month for each of the three months ended December 31, 2005, compared to $7,086 for each of the three months ended December 31, 2004.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended December 31, 2005 of $180,819 compared to $142,583 for the three months ended December 31, 2004 is due to significantly higher management fees, totaling $58,800 and $21,258 for the three months ended December 31, 2005 and 2004, respectively. Other factors include payroll expenses of

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

approximately $42,000 for the three months ended December 31, 2005, which the Company did not incur in the three months ended December 31, 2004.

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

During and subsequent to the quarter ended December 31, 2005, we increased our finances through the issuance of common stock to various third parties.

	For the three months ended December 31, 2005

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	207,500	—
Executive producer fees	25,000	—
General and administrative expenses	—	173,201
Production expenses	—	40

Related party activities:
DCT - management services provided	26,325	—
SEI - management services provided	—	58,800

TOTAL	$258,825	$232,041

For the three months ended December 31, 2005, we had received $207,500 in the aggregate from the sale of common stock to third party investors. We had also spent $173,201 in the aggregate for general and administrative expenses to non-related parties including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Production expenses of $40 were spent on the Denver, Colorado production of “NEWSical the Musical”, which was running at DCT. Concerning related parties, for the year ended June 30, 2005, we received $26,325 from DCT for management, marketing and booking services provided, and $25,000 from Gina’s, Inc. for executive producer services provided to the musical “Cassandra’s Angel”. Additionally, we disbursed to SEI $58,800 in the aggregate for management services SEI provided to us.

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

	For the six months ended December 31, 2005

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	517,501	—
Executive producer fees	50,000	—
General and administrative expenses	—	323,762
Production expenses	—	24,661

Related party activities:
DCT - management services provided	50,775	—
SEI - management services provided	—	104,100

TOTAL	$618,276	$452,523

For the six months ended December 31, 2005, we had received $517,501 in the aggregate from the sale of common stock to third party investors. We had also spent $323,762 in the aggregate for general and administrative expenses to non-related parties including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Production expenses of $24,661 were spent on the Denver, Colorado production of “NEWSical the Musical”, which was running at DCT. Concerning related parties, for the year ended June 30, 2005, we received $50,775 from DCT for management, marketing and booking services provided, and $50,000 from Gina’s, Inc. for executive producer services provided to the musical “Cassandra’s Angel”. Additionally, we disbursed to SEI $104,100 in the aggregate for management services SEI provided to us.

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

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 18, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James Cardwell”	Chief Financial Officer,	October 18, 2006
Principle Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 18, 2006

Victoria Maxwell

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “James Cardwell”	Chief Financial Officer,	October 18, 2006
Principle Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 18, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 18, 2006

Victoria Maxwell