Form 10QSB/A
period 2006-03-31
Sibling Entertainment Group, Inc.
filed 2006-10-20
CIK 1057222

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
1

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10–QSB/A, which amends and restates items identified below with respect to the Form 10–QSB/A, filed by Sibling Entertainment Group, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on November 21, 2005 (the “Original Filing”), being filed to reflect the restatement of our financial statements for the three months ended March 31, 2006.

Our management concluded that the Company’s previously filed financial statements as of and for the three months and nine months ended March 31, 2006, should no longer be relied upon as a result of the Company’s determination that it (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this amended 10-QSB/A annual report and our financial statements for the fiscal year ended June 30, 2005 and the six months ended December 31, 2005, to recognize equity losses of $4,353 and $1,688, respectively, by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (3) recognize a loss on its investment in SEI in the amount of $233,621 as a result of management’s assessment of its investment for impairment, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment And Its Application To Certain Investments. In addition, this amended report includes changes in language to Item 1 (Description of Business) and Item 2 (Management’s Discussion and Analysis) for clarification of these disclosures.

This Form 10–QSB/A only amends and restates certain information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion And Analysis Or Plan Of Operation), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10–QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward–looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward–looking statements should be read in their historical context. This Form 10–QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

2

SIBLING ENTERTAINMENT GROUP, INC. Form 10-QSB/A Quarter Ended March 31, 2006
3

PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2006 (UNAUDITED) (RESTATED)

Assets
Current assets
Cash	11,328
Due from related parties	105,819
Advances and prepaids	58,763
Loans receivable	47,500
Other receivables	3,094

Total current assets	226,504
Fixed assets
Computer equipment, net of accumulated depreciation	3,664

Total Fixed Assets	3,664
Other assets
Recoupable advances	18,333
Production development costs	20,000
Goodwill	2,779,624
Investment in related company	110,338
Other investments	102,500
Options purchased	81,000

Total other assets	3,111,795

Total assets	3,341,963

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	39,939
Due to officers	39,750
Income taxes payable	710
Due to related parties	45,645

Total current liabilities	126,044
Loan payable	8,500

Total liabilities	134,544

Commitments and contingencies	—
Equity
Common stock $0.001 par value;
100,000,000 authorized shares;
25,485,000 shares issued and outstanding	25,485
Additional paid in capital - warrants	22,641
Additional paid in capital	4,753,409
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(1,345,816)

Total equity	3,207,419

Total liabilities and stockholders’ equity	3,341,963

See accompanying Notes to Condensed Consolidated Financial Statements.
4

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

					Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31, 2006

	For the nine months ended March 31,		For the three months ended March 31,

	2006	2005	2006	2005

Revenue - related companies
Consulting fee income - related company	77,100	16,667	26,325	19,800	176,850
Executive producer fees - related company	50,000	59,700	—	—	100,000

Total Revenue	127,100	76,367	26,325	19,800	276,850

Expense
General and administrative - Professional fees	238,599	158,688	84,039	21,025	510,727
Management fees - related company	123,700	67,774	19,600	21,258	325,932
Other	396,852	36,105	227,648	18,660	474,053
Write-off of investment in motion picture rights	—	—	—	—	33,400
Production expenses	24,661	—	—	—	34,621

Operating loss	(656,712)	(186,200)	(304,962)	(41,143)	(1,101,883)
Other Income (Expense)
Interest Income (Expense)	1,157	—	357	—	(1,354)
Impairment of investment - related company	(233,621)	—	(233,621)	—	(233,621)
Equity losses on investment - related company	(1,688)	—	—	—	(6,041)

Net loss before income taxes	(890,864)	(186,200)	(538,226)	(41,143)	(1,342,899)
Taxes	681	—	681	—	2,917

Net Loss	(891,545)	(186,200)	(538,907)	(41,143)	(1,345,816)

Loss per common share - basic and diluted	($0.04)	($0.02)	($0.02)	($0.00)

Weighted average number of common shares
Shares outstanding - basic and diluted	23,709,325	8,247,772	25,085,833	8,495,543

See accompanying Notes to Condensed Consolidated Financial Statements.
5

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (RESTATED)

	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance June 30, 2001	6,000,000	$6,000	$292,200	$—	$(248,300)	$(27,600)	$22,300

Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000
Sale of common shares	2,000,000	2,000	58,000	$—	—	—	60,000
Net loss	—	—	—	—	—	(76,449)	(76,449)

Balance June 30, 2002	8,000,000	$8,000	$368,200	$—	$(248,300)	$(104,049)	$23,851

Value of services provided by executive for office space and management	—	—	18,000	—	—	—	18,000
Net loss	—	—	—	—	—	(15,531)	(15,531)

Balance June 30, 2003	8,000,000	$8,000	$386,200	$—	$(248,300)	$(119,580)	$26,320

Forgiveness of debt - related party	—	—	6,960	—	—	—	6,960
Net loss	—	—	—	—	—	(36,108)	(36,108)

Balance June 30, 2004	8,000,000	$8,000	$393,160	$—	$(248,300)	$(155,688)	$(2,828)

Value of services provided by consultant	375,000	375	93,375	—	—	—	93,750
Sale of common shares	1,790,000	1,790	446,079	4,631	—	—	452,500
Shares issued in Acquisition	10,785,000	10,785	2,685,465	—	—	—	2,696,250
Net loss	—	—	—	—	—	(298,584)	(298,584)

Balance June 30, 2005	20,950,000	$20,950	$3,618,079	$4,631	$(248,300)	$(454,272)	$2,941,088

Value of services provided by consultant	595,000	595	148,780	—	—	—	149,375
Sale of common shares	3,270,000	3,270	819,720	18,010	—	—	841,000
Shares converted from debentures	560,000	560	139,440	—	—	—	140,000
Shares issued to settle liabilities	110,000	110	27,390	—	—	—	27,500
Net loss	—	—	—	—	—	(891,545)	(891,545)

Balance March 31, 2006	25,485,000	$25,485	$4,753,409	$22,641	$(248,300)	$(1,345,817)	$3,207,419

See accompanying Notes to Condensed Consolidated Financial Statements.
6

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (RESTATED)

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31, 2006
	For the nine months ended March 31,

	2006	2005

Cash flows from operating activites
Net Loss	$(891,545)	$(186,200)	$(1,345,816)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	560	—	1,093
Stock-based payment	96,549	—	191,026
Impairment of investment - related party	233,621	—	233,621)
Equity losses on investment - related party	1,688	—	6,041
Changes in operating assets/liabilities:		—
Prepaid consulting fees	(18,333)	—	(18,333)
Increase in prepaids and other assets	(9,031)	(2,117)	(9,031)
Increase in accounts payable and accrued expenses	2,962	2,972	40,969
Motion picture rights written off	—	—	33,400
Executive services	—	—	54,000

Net cash used in operating activities	(583,529)	(185,345)	(813,030)

Cash flows from investing activities
Fixed Assets - purchase of computer equipment	(1,026)	(3,384)	(4,757)
Investment in related company stock	(50,000)	(270,000)	(348,217)
Options purchased	(57,500)	—	(81,000)
Investment in productions	(65,000)	(8,000)	(102,500)
Production development costs	(20,000)	—	(20,000)

Net cash used in investing activities	(193,526)	(281,384)	(556,474)

Cash flows from financing activities
Due from related parties	(40,963)	(49,903)	(110,658)
Repayment to related parties	—	6,293	(11,293)
Advances from related companies	—	—	60,701
Due to related parties	—	—	39,749
Loans to related companies	(43,750)	—	(47,500)
Loans from related companies	8,500	—	8,500
Proceeds from issuance of common stock subscriptions	—	—	27,500
Proceeds from issuance of convertible debentures	—	134,400	140,000
Proceeds from issuance of common stocks	841,000	413,750	1,273,333

Net cash provided by financing activities	764,787	504,540	1,380,332

Net increase (decrease) in cash	(12,268)	37,811	10,828
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$11,328	$37,811	$11,328

See accompanying Notes to Condensed Consolidated Financial Statements.

Supplemental information on non cash investing and financing activities:

The Company converted $140,000 of convertible debentures into common stock. The Company issued stock in settlement of $27,500 of other liabilities to be settled in stock.

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at March 31, 2006 amounted to $248,300 and $1,345,816, respectively. The Company experienced net losses of $538,907 and $41,143 for the three months ended March 31, 2006 and 2005, respectively, and $891,545 and $186,200 for the nine months ended March 31, 2006 and 2005, respectively, and cumulative net loss incurred since the development stage of $1,345,816. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #12, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grand date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB/A have not been restated to reflect the fair value method of expensing share-based compensation.

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

As of March 31, 2006, DCT was indebted to the Company in the amount of $47,500 for money the Company had loaned to the theatre for operational expenses during and subsequent to the run of the production “Newsical the Musical”. These loans carry annual interest at eight (8%) percent, and the Company has recorded interest income of $400 and $1,200 for the three and nine months ended March 31, 2006, respectively.

At March 31, 2006, the Company recognized an aggregate amount, including interest, of $105,819 due from related parties.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

DUE TO RELATED PARTIES

Since October, 2004, the Company has had an agreement with SEI for office space, related utilities, shipping and management services. On July 1, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees decrease from $21,800 per month to $12,800 per month beginning July 1, 2005. On September 1, 2005 the consulting agreement was amended whereby management fees increase to $19,600 per month. These changes were due to the change in management services being provided by SEI. In January 2006, this agreement was terminated and payments stopped due to the change of management and executive officers from the employment of SEI to the Company. For the three months ended March 31, 2006 and 2005, management fee charges totaled $19,600 and 21,258, respectively. As of March 31, 2006 there were no outstanding payables due to SEI for these services.

The Company recognized a total of $45,645 due to Sibling Entertainment, Inc. (“SEI”), at March 31, 2006, an entity with the same management and directors as the Company, for expenses that SEI paid on the Company’s behalf: $14,656 in legal fees incurred by SPI, $21,000 in option payments for the rights to produce the film “Reel Love”, $3,206 for options purchased to maintain the rights to the script “Reel Love” and for general office expenses for Reel Love Productions, Inc. (“RLP”), $5,000 for an investment in the theatrical production “Once Around The Sun” through SEI, and $1,783 advanced by SEI. The debts associated with Reel Love were assumed by the Company from its purchase of SPI, who originally owed these monies to SEI for film expenses SEI paid on SPI’s behalf.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of March 31, 2006, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI, and the stock was accounted for by the cost method. We have recorded the value of our stock in SEI at fair value, or the same value that SEI has sold stock to third party investors at arms length. SEI continues to sell stock to third party investors at the same value at which we purchase stock, $0.50 per share The Company accounts for it’s investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the year ended June 30, 2005 and for the nine months ended March 31, 2006, we recognized equity losses of $4,353 and $1,688, respectively from this investment. In addition, we recognized an impairment in the amount of $233,621 at March 31, 2006 as a result of managements assessment of this investment. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized unaudited financial information of SEI is as follows:

3/31/2006

Current assets	$349,415
Noncurrent assets	$1,511,098

Current liabilities	$1,146,001
Noncurrent liabilities	$246,542

	3 months ended 3/31/06	9 months ended 3/31/06

Net revenue	$19,600	$145,064
Income (loss) from operations	$58	$(35,168)
Net Income (loss)	$(542)	$(35,768)

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

5.  OTHER INVESTMENTS

On December 22, 2005, the Company invested $5,000 in the New York performance of “We’re Still Hot”. On April 20, 2005, the Company invested $2,500 in the Denver, Colorado production of “NEWSical the Musical”. These investments represent direct, minority interest investments in third party productions with no further responsibility by the Company. Other Investments also includes a $30,000 acquisition of fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production “Once Around The Sun” (“OATS”) as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI’s share of Adjusted Net profits it receives as Managing Member of Solace, LLC. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company’s investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000. The Company also invested an additional $50,000 with Solace, LLC as front money towards the Broadway production of OATS. During the three months ended March 31, 2006, the Company invested $5,000 in the production of the play “Fanny Hill” and $10,000 in a DVD release about Bariatrics. At March 31, 2006, other investments totaled $102,500.

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

7.  ADVANCES AND PREPAIDS

Advances and prepaid expenses represents stock issued in advance to consultants for services to be provided in the future: $21,875 for Var Growth Corp., $3,437.50 for Venture Catalyst, Ltd., $18,333 for Romano, Ltd., and $12,500 for Moneta Capital Advisors. This account also includes $2,617.50 in prepaid legal fees.

The Company also recognized $18,333 for recoupable advances. On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued 100,000 shares, at a price of $0.25 per share, which cover the contractual period November 1, 2005 to October 31, 2006. Included in the monthly fees paid to Moneta are recoupable advances of $3,333 per month for the first four months and $5,000 for each month thereafter for the value of services, or an aggregate of $18,333 for the nine months ended March 31, 2006.

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

9.  COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold shall include four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. Accordingly, the Company will issue a maximum of 6,000,000 shares of its common stock to the investors who are purchasing common stock in this transaction. This is a no minimum offering. During the nine months ended March 31, 2006, an aggregate principal amount of $495,000 comprising 495,000 units (or 1,980,000) was sold under this offering. No shares were sold under this offering for the three months ended March 31, 2006. As of March 31, 2006, an aggregate principal amount of $877,500 comprising 877,500 units (or 3,510,000 shares), respectively, was sold under this offering. Included with the related issuances are 877,500 warrant units entitling

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(UNAUDITED)

the investors to purchase at $0.50 per share an additional 877,500 shares. This offering expired on December 31, 2005.

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

Additionally, the Company entered into an agreement with Romano, Ltd. on October 16, 2005 to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares at $0.25 per share for a total value of $30,000. The issued shares cover the contractual period October 16, 2005 to October 15, 2006.

The Company also entered into an agreement with Moneta Capital Advisors, Inc., on November 4, 2005, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares at $0.25 per share for a total value of $25,000. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. Under the contract the Company shall additionally grant 200,000 warrants to acquire 200,000 shares of Common Stock at a price of $.50 per share for a period of five years.

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

As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the period ended March 31, 2006, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – between 3.25% v 4.5%.

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

The following is pro forma financial information for the nine and three months ended 3/31/05, prepared to show the results of operations of the combined companies as if the business combination took place as of the beginning of the periods presented:

	Nine months ended 3/31/05	Three months ended 3/31/05
Revenue - related parties	$76,367	$19,800
Loss from operations	$(209,967)	$(46,252)
Other income (expense)	$(806)	$(461)

Loss per common share	$(0.03)	$(0.01)

11.  RESTATEMENT

The restated financial results reflect a revision in its accounting methods and procedures to (1) restate the investment in Sibling Entertainment, Inc. (“SEI”) in this amended 10-QSB/A annual report and our financial statements for the nine months ended March 31, 2006 and fiscal year ended June 30, 2005, to recognize equity losses of $1,688 and $4,353, respectively, by properly accounting for the investment under the equity method as set forth in EITF 02-14: Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee, (2) recognize the value of the acquisition of Sibling Pictures, Inc. and its subsidiaries on June 17, 2006 from Sibling Entertainment, Inc. of $2,779,624 by properly accounting for this business combination as set forth in SFAS No. 141, Business Combinations, and (3) recognize a loss on its investment in SEI in the amount of $233,621 as a result of management’s assessment of its investment for impairment, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment And Its Application To Certain Investments. The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2006

	As Reported	As Restated

Goodwill	$—	$2,779,624
Investment in related company	350,000	110,338
Deficit accumulated during dev. stage	(1,105,734)	(1,345,816)
Additional paid-in capital – warrants	—	22,641
Additional paid-in capital	1,992,673	4,753,409
Losses from operations	(304,962)	(304,962)
Net loss	(305,286)	(538,907)
Loss per share	$(0.01)	$(0.02)

	Nine Months Ended March 31, 2006

	As Reported	As Restated

Losses from operations	(660,045)	(656,712)
Net loss	(659,569)	(891,545)
Loss per share	$(0.03)	$(0.04)

In addition, the Company has restated its financial statement disclosures, as follows. Note 3 – modified investment in related company stock disclosure due to change in accounting treatment of the related investment to the equity method and added clarification to changes to related party agreements and additional information related to amounts receivable from the Denver Civic Theater. Note 7 – footnote added to disclose details of recoupable advances, which replaces previous prepaid consulting fees footnote. Note 9– added basis of accounting for warrants and method of determining fair value. Note 10 – footnote added to disclose share exchange and goodwill resulting from acquisition.

12.  SUBSEQUENT EVENTS AND COMMITMENTS

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
18

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB/A for the three month period ended March 31, 2006, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) C. Current Operations We currently engage in the following:

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

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
24

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

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

1.
We have had losses, and we cannot assure future profitability.  We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at March 31, 2006 amounted to $248,300 and $1,345,816, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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
27

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

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2006 were $759,151 compared to $262,567 during the nine months ended March 31, 2005 representing an increase of $496,584. This increase was partially attributable to an increase in management fees SEI charges the Company, increasing to $19,600 per month for the nine months ended March 31, 2006 compared to monthly charges of $7,086 for each of the nine months ended March 31, 2005. In addition, we incurred payroll expenses of approximately $268,869 during the nine months ended March 31, 2006, which we did not incur during the nine months ended March 31, 2005. Our consulting fees increased to $144,896 for the nine months ended March 31, 2006 from $103,750 for the nine months ended March 31, 2005, or $41,146, due to the additional consulting services of Romano, Ltd., Moneta Capital Advisors and Venture Catalyst, LLC, who we had not hired in the nine months ended March 31, 2005. Finally, rent and utility expenses increased to $30,429 for the nine months ended March 31, 2006 from $6,075 for the nine months ended March 31, 2005 due to the change in payment responsibility of the rent and utility bills for our offices at 511 W. 25th Street to us from SEI.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2006 of $891,545 compared to $186,200 for the nine months ended March 31, 2005 is due to higher professional fees, which totaled $238,599 and $158,688 for the nine months ended March 31, 2006 and 2005, respectively. Management Fees were also higher, totaling $123,700 and $67,774 for the nine months ended March 31, 2006 and 2005, respectively. Other factors include payroll expenses of approximately $268,869 and production expenses of approximately $24,660 for the nine months ended March 31, 2006, which the Company did not incur in the nine months ended March 31, 2005, and a loss on investment in SEI of $233,621, which was incurred in the three month ended March 31, 2006.

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

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2006 were $331,287 compared to $60,943 during the three months ended March 31, 2005 representing an increase of $270,344. This increase was partially attributable to $58,229 in consulting expenses for the three months ended March 31, 2006 compared to $10,000 for the three months ended March 31, 2005. In addition, we incurred payroll expenses of approximately $185,704 during the three months ended March 31, 2006, which we did not incur during the three months ended March 31, 2005.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended March 31, 2006 of $538,907 compared to $41,143 for the three months ended March 31, 2005 is due to significantly higher consulting fees, totaling $58,229 and $10,000 for the three months ended March 31, 2006 and 2005, respectively. Other factors include payroll expenses of approximately $185,704 for the three months ended March 31, 2006, which the Company did not incur in the three months

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

ended March 31, 2005 and a loss on investment in SEI of $233,621, which was incurred in the three month ended March 31, 2006.

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

During and subsequent to the three and nine months ended March 31, 2006, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

	For the three months ended March 31, 2006

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	323,500	—
General and administrative expenses	—	311,687

Related party activities:
DCT - management services provided	23,325	—
SEI - management services provided	—	19,600

TOTAL	$346,825	$331,287

For the three months ended March 31, 2006, we had received $323,500 in the aggregate from the sale of common stock to third party investors. We had also spent $311,687 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Concerning related parties, for the year ended June 30, 2005, we received $23,325 from DCT for management, marketing and booking services provided. Additionally, we disbursed to SEI $19,600 in the aggregate for management services SEI provided to us during the year.

SIBLING ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

	For the nine months ended March 31, 2006

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	841,000	—
General and administrative expenses	—	635,451
Production expenses		24,661

Related party activities:
DCT - management services provided	77,100	—
SPI - executive producer fees earned	50,000
SEI - management services provided	—	123,700

TOTAL	$968,100	$783,812

For the nine months ended March 31, 2006, we had received $841,000 in the aggregate from the sale of common stock to third party investors. We had also spent $635,451 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Production expenses of $24,661 were spent on the production of “NEWSical the Musical”, which was running at DCT. Concerning related parties, for the year ended June 30, 2005, we received $77,100 from DCT for management, marketing and booking services provided, and $50,000 from SPI for executive producer services provided. Additionally, we disbursed to SEI $123,700 in the aggregate for management services SEI provided to us during the year.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

A.  Agreements between Related Parties

Investment in SEI

On October 15, 2004, we entered into to an agreement with SEI, a New York corporation of which Victoria Maxwell is a controlling stockholder, whereby SEI will allow us to acquire a maximum of Seven Hundred Thousand (700,000) shares of common stock in SEI over a six (6) month period at the rate of $0.50 per share. Stock certificates will be issued at the end of each calendar quarter rounded to the nearest Ten Thousand ($10,000) Dollars, or Twenty Thousand (20,000) Shares. During the nine months ended March 31, 2006, the Company purchased, for Fifty Thousand Dollars ($50,000), One Hundred Thousand (100,000) Shares, reaching the maximum investment of 700,000 shares in SEI. The Company accounts for it’s investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. The Company accounts for its investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows. At March 31, 2006, the Company recognized an impairment of $233,621 in the value of the investment.

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
34

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

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	October 20, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ James S. Cardwell	Chief Financial Officer, Principal Accounting Officer and Director	October 20, 2006

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ Victoria Maxwell	Vice President and Director	October 20, 2006

Victoria Maxwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ James S. Cardwell	Chief Financial Officer, Principal Accounting Officer and Director	October 20, 2006

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	October 20, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ Victoria Maxwell	Vice President and Director	October 20, 2006

Victoria Maxwell
36