Form 10KSB
period 2006-06-30
Sibling Entertainment Group, Inc.
filed 2006-10-25
CIK 1057222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2006.
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

                    Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $153,629

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $4,274,454 as of the time of this filing based on the Company’s offering price of its common shares of $0.35 per share in its most recent private placement.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                    Yes: ☐   No: ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,521,330 shares of common stock were outstanding as of October 23, 2006.

          Transitional Small Business Disclosure Format (check one):

                    Yes: ☐   No: ☒

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

None.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
Form 10-KSB
Year Ended June 30, 2006

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

We currently operate four divisions including live-stage theatrical production, independent feature film production, theatrical real estate and theatrical management, and music publishing and distribution under the following subsidiaries: Sibling Theatricals, Inc. (“STI”), Sibling Pictures, Inc.(“SPI”), Sibling Properties, Inc.(“SPPI”) and Sibling Music Corporation (“SMC”), respectively. We are also pursing the acquisition of a music publishing and/or distribution company, and a theater ticket brokerage and group sales company. Each division actively pursues to identify, select, finance, develop and produce one or more unique project or properties correlating with the primary activity of the division. Our strategy will also include the coordination of synergetic elements between divisions to provide optimal development for each project or property.

Our theatrical division under STI is actively engaged in several new theatrical properties including the development of a new musical entitled “HATS!” licensed from and in association with the Red Hat Society, Inc. (a private Nevada Corporation operating international with over 1.5 million members). This project will be operated under HATS Holding, Inc. (a Delaware Company) to license or produce HATS!, including the world premiere in Denver, Colorado opening October 7, 2006. Our film division through one or more subsidiaries has formed a film fund organized to finance two or three independent films. Our theatrical management division and our theatrical real estate division are actively engaged in representing clients including the management of their projects and properties (see Current Operations).

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

To date, the origination, management, executive producer and administrative fees we charge each client, or each project during the initial stages of a project’s development, together with the participation and receipt of ongoing fees, royalties and distributions of profits from retained interests, has been the primary source of our revenues. In the future, it is anticipated that gross box office income will become the primary source of our revenues.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

motion pictures primarily over the Internet. This decision and refocus of our operational plans away from production of live stage properties and independent feature films led to Mitchell Maxwell’s and Victoria Maxwell’s resignation as officers and directors.

In November, 1999, the Company acquired from a party related to its former president, an exclusive license to distribute a library of approximately 150 motion pictures to render video-on-demand webcasters to distribute these titles. With the change in control of the Company on October 8, 2003, and management's focus on other revenue source opportunities unrelated to video-on-demand over the internet market, the motion picture rights were terminated. The write-off of the investment in motion pictures rights in the amount of $33,400 is included in the statement of operations for the year ended June 30, 2004. This investment was valued at cost.

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

The ownership percentage and role of our executive officers Mitchell Maxwell, Victoria Maxwell and James Cardwell at the time of this filing are as follows:

	SEGI		SPI		SEI

	Percent	Role	Percent	Role	Percent	Role

Mitchell Maxwell *	7.91%	President, Director	0.00%	None	8.22%	President, Director
Victoria Maxwell	7.59%	VP, Secretary, Director	0.00%	President, Director	4.20%	VP, Secretary, Director
James Cardwell	3.78%	CFO, Director	0.00%	Secretary, Director	0.00%	CFO, Director

TOTAL	19.28%		0.00%	**	12.42%

*	Zachwell, Ltd. is the owner of these shares. Mitchell Maxwell is the sole shareholder of Zachwell, Ltd.

**	As a result of the acquisition of SPI on June 17, 2005, all shareholders of SPI received shares in SEGI.

On December 22, 2004, we entered into a non binding letter of intent to acquire SEI which later expired on March 31, 2005 and any further intent to acquire SEI was abandoned, but SEGI and SEI continued to share corporate locations and overheads and pursue their respective projects, properties and similar business operations.

On June 17, 2005 we entered into a share exchange agreement with Sibling Pictures, Inc. (“SPI”) and all of the shareholders of SPI to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company's common stock on a basis of 60,000 Company shares for each share of SPI. Our acquisition of SPI also included its subsidiary, Sibling Pictures Fund, LLC (“SPFLLC”), Reel Love on Film LLC (“RLOF”) and Reel Love Productions, Inc. (“RLPI”).

Since October, 2004, the Company has had an agreement with SEI for office space, related utilities, shipping and management services. On July 1, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees decrease from $21,800 per month to $12,800 per month beginning July 1, 2005. On September 1, 2005 the consulting agreement was amended whereby management fees increase to $19,600 per month. These changes were due to the change in management services being provided by SEI. On February 1, 2006, this

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

agreement was terminated and payments stopped due to the change of management and executive officers from the employment of SEI to the Company. As of June 30, 2006 there were no outstanding payables due to SEI for these services.

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

In addition, on May 8, 2006, the Company issued to the executive officers, directors and employees of the Company 1,000,000 warrants in the aggregate. Each of these warrants have a term of five (5) years and entitle the holder to purchase one share of the Company’s $0.001 par value common stock at a price of $0.275 per share. These warrants were issued to the following individuals:

Name	Warrants

Mitchell Maxwell, President & Director	249,000
Victoria Maxwell, Vice President & Director	249,000
James Cardwell, CFO & Director	249,000
Richard Bernstein, Vice President & Director	225,000
Christopher Denune, Controller	25,000
Alexa McAllister, Executive Assistant	3,000

TOTAL WARRANTS	1,000,000

On May 8, 2006 the Company entered into an Addendum to the Advisory Services Agreement (original agreement dated November 4, 2005) with Moneta, constituting a single integrated written agreement, when read with the Master Consulting Agreement, whereby the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to five million (5,000,000) shares of the Company’s common stock, $0.001 par value per share at an exercise price equal to $0.275 per share contingent upon the successful merger or the acquisition of the Company by Sona Development Corp. and on the further condition that Moneta provides the additional services from the Master Consulting Agreement, including additional introductions, strategic advice and recommendations as may be necessary for the successful merger of the acquisition of the Company by Sona Development Corp. Under the contract the Company shall additionally grant 200,000 warrants to acquire 200,000 shares of Common Stock at a price of $.50 per share for a period of five years. Further, under the contract the Company shall grant Moneta up to 228,000 warrants to purchase 228,000 shares of the Company’s common stock contingent upon Moneta raising its share of the SOFIA movie fund. This agreement terminated on August 31, 2006 and we expect to enter a renewed agreement with the same terms extending the time frame with Moneta in the quarter ended December 31, 2006.

On May 18, 2006, Sona Development Corp. (“Sona”) (OTCBB:SDVC) announced that it has executed a letter of intent to purchase 100% of our assets by acquiring all of our wholly owned subsidiaries and assuming up to $650,000 of debt associated with the issuance of our Series H Debenture offering. A definitive agreement was signed on June 28, 2006. On June 28, 2006, a majority of the shareholders of the Company voted and approved the transaction. Final approval of the Sona shareholders is being sought.

•	In consideration, Sona will issue to SEGI shares based on the number of SEGI shares issued and outstanding as of the date of closing.

•	The subsidiaries are as follows: Sibling Pictures, Inc.; Sibling Theatricals, Inc.; Sibling Music Corporation; and Sibling Properties, Inc.

•

At the Closing Date, Sona will issue warrants to SEGI’s warrant holders in the same amounts and terms previously issued by SEGI through the date of closing not to exceed the amount(s) provided on Schedule A including the completion of any active or planned offerings.

On May 31, 2006, we executed a letter of intent to acquire 80% of Dick Foster Productions, Inc. (“DFP”) and Creative Productions, Inc. (“CPI”), whereby we have the option to purchase eighty (80%) percent of the issued and outstanding stock of Dick Foster Productions, Inc. equally from DFP’s only two shareholders, Dick Foster and Lynne Foster, subject to a definitive acquisition agreement to be negotiated and executed by the parties.

•	Prior to the closing date, DFP shall acquire 100% of the issued and outstanding stock of CPI.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

•	Under the terms stated in the letter of intent, we shall pay a total of Seven Million Two Hundred Thousand ($7.2 million) dollars less any deposits previously paid.

•	Dick Foster, Lynne Foster and David Gravatt shall be given employment agreements upon the closing that shall include health insurance, automobile leases, and salary for each employee.

On September 6, 2006, we signed an amendment to the letter of intent to pay an additional deposit of $50,000 as a sign of good faith in the negotiations and completion of the definitive agreement with DFP and CPI carrying forward the same terms as stated above. As of the date of this filing the definitive agreement has not been signed. We expect to sign the definitive agreement in the near future and close before the end of the calendar year.

In June, 2006, we formed Sibling Theatricals, Inc., Sibling Properties, Inc., Sibling Music Corporation, Hats Holdings, Inc. Hats Holdings, Inc. began immediate operations focusing on the workshop for our upcoming Red Hat Society musical “HATS!”.

C. Current Operations

We currently engage in the following:

•	the purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:

¡

“HATS! – A Musical for the Rest of Your Life” based upon the women and spirit (“HATS!”) of Red Hat Society, Inc. (“RHS”) opened in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 through an exclusive license with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

¡

the ongoing negotiations with Harrah’s Entertainment, Inc. and one or more of its properties (“Harrah’s) including Harrah’s New Orleans to open additional companies of HATS! beginning in January 2007 in New Orleans and other participation in licensing rights of the trademarks associated with HATS! and the selling of HATS! merchandise throughout Harrah’s.

	¡	the ongoing negotiations with the world-renowned comedian and entertainer Jerry Lewis for the development of a new musical based upon his book “DEAN & ME,” a story of his life with Dean Martin.

¡

the ongoing negotiations with Mr. Angel, Inc. (a Colorado Corp) to develop and produce a new musical entitled “Hallelujah! Mr. Angel” written by Marcia Dodge and Anthony Dodge and composed by Morris Bernstein. The controlling interest of Mr. Angel, Inc. is held by Richard Bernstein, a director and officer of the Company.

¡

the ongoing negotiations with Bernstein Corporations Entertainment, Inc. d/b/a Finer Arts Records (“Bernstein Corp.”) to produce the cast album of HATS! in November 2006. The controlling interest in Bernstein Corp is held by Richard Bernstein (“RB”), a director and officer of the Company.

¡

the ongoing negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of Sibling Music Corp, a wholly owned subsidiary of the Company.

	¡	the ongoing negotiations with Base Entertainment, Inc. and Stomp Las Vegas Company to produce the show STOMP in Las Vegas at the Planet Hollywood Hotel & Casino in Spring 2007.

	¡	an option to produce the screenplay REEL LOVE as an independent feature film.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

¡	the ongoing negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) for Broadway with URL Productions, Inc.

¡	an investment in the residual income from the future off-Broadway production income and the subsequent exploitation of musical OATS originally co-produced between URL and SEI:

•	the development of an independent film production business through the acquisition of SPI and its subsidiaries SPFLLC; RLOF and RLPI.

•

the management agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (a not-for-profit organization, “DCT”) for which our officers and directors VM, MM, JC and RB also serve as members of its board of directors.;

•	the management agreements with independent theatrical and/or film production companies including or the acquisition of, or management of theatrical real estate;

	¡	the financial consulting agreement with SEI and SPI led to the acquisition of SPI and its subsidiaries.

	¡	additional consulting arrangements are being sought.

•	the alliances with companies that currently possess rights or agreements desired by us including:

¡

an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the SPFLLC and/or other similarly organized film funds.

	¡	an ongoing relationship with SEI. (see related parties).

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

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off- Broadway) and London’s West Side. Over the last several decades, the theater business in North America has grown rapidly in

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

markets outside New York City (“touring markets”) as well as numerous independent professional theatres for the production of smaller “sit-down” productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that “Broadway” productions contribute over $4.788 billion to the NYC economy each year from over $862 million in box office grosses.

New York Theatrical Industry

Our Management believes that we will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of our principal officer’s prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a “single purpose” limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

•	Producer fees — budgeted fees paid in the development, management and production a play or musical, or other live-stage event. Such fees are commensurate with the size of the budget.

•	Office fees — weekly fees paid to contribute and support the costs of a producer’s office and overheads.

•	Royalties — a percentage of the adjusted gross box office receipts paid weekly from the weekly operating budget.

•	Box Office Income — a percentage of the box office ticket sales paid weekly.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Information derived from publicly available sources in 2002 indicates that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies. Today this number has grown to 1,200 companies. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and other regional productions. The market has increasingly focused on musicals, which account for the majority of the tickets sold in a season. A substantial amount of the total tickets bought are purchased by group theatre-goers that purchase tickets annually. As a result of both growth and the annual need of group buyers, the market demand for new product (both revivals and new musicals) has increased.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Regulatory Issues

At the time of this filing, no regulation, either industry or government sponsored, is applicable to our business plan.

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

Employees

Mitchell Maxwell, Victoria Maxwell and James Cardwell were elected by the Board of Directors as President/CEO, Secretary/Vice President and Treasurer/CFO, respectively. Richard Bernstein is also a Vice President of the Company. Also, as previously mentioned, we entered into contracts with SEI whereby SEI is to provide management, in the form of labor, to us to assist with accounting and management. These contracts expired on January 1, 2006 and all officers who were not paid employees of the Company prior to January 1, 2006 became such on January 1, 2006.

D. Risk Factors

Our current and proposed business operations may be adversely affected by a number of factors, many of which are beyond our control and are set forth below. Additional risks and uncertainties not known to us or believed to be immaterial may also adversely impact or impair our business.

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2004, 2005 and 2006. The accumulated deficit and deficit accumulated during the development

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

stage at June 30, 2006 amounted to $248,300 and $1,898,886, respectively, and we experienced a net loss for the fiscal years 2005 and 2006 of $298,584 and $1,444,614, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.

Dependence on Mitchell Maxwell, Victoria Maxwell, Richard Bernstein and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell, Richard Bernstein and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell, Richard Bernstein and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. Presently, we do not have any employment agreement with any of Messrs. Maxwell, Bernstein and Cardwell or Ms. Maxwell

3.

Control of Company. Our six largest shareholders own 14,298,328 shares, approximately 50.97% of our existing issued and outstanding stock as of June 30, 2006. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

(a.)

We currently occupy space at 511 W. 25th St, NY, NY 10001. SEGI became the legal lessee of the space beginning December 1, 2005, when SEGI signed the renewal agreement for an additional 2 years. Monthly rent is $2,900 per month. We expect to continue to have no difficulty in securing and renting the current space.

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

During the last quarter of the fiscal year ended June 30, 2006 the following matters were submitted to a vote of security holders by proxy in lieu of a meeting:

1.

To enter a letter of intent whereby Sona Development Corp. (“Sona”) will purchase 100% of our assets by acquiring all of our wholly owned subsidiaries and assuming up to $650,000 of debt associated with the issuance of our Series H Debenture offering. A definitive agreement was signed on June 28, 2006. On June 28, 2006 a majority of the shareholders of the Company voted and approved the transaction. Final approval of the Sona shareholders is being sought.

On June 28, 2006 it was voted by a majority of votes that this matter be approved, ratified and/or amended, as the case may be.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our stock. At June 30, 2006, we had 28,051,472 shares issued and outstanding and 438 registered shareholders of our outstanding common stock. At the time of this filing, we have 29,317,043.43 shares issued and outstanding and 1,365,641.10 shares reserved for subscriptions and warrants. We now have 447 registered holders of our outstanding common stock.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

As of the time of this filing (a) aggregate 2,334,746 shares of our common stock are eligible for resale in public transactions without restriction or further registration under the Securities Act unless purchased by or issued to any “affiliate” of ours, as that term is defined in Rule 144 promulgated under the Securities Act, and (b) 27,280,583 shares may be sold in accordance with Rule 144.

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

Our Anticipated Sources of Revenues

Our principal sources of revenue will be from our consulting agreement with DCT and from producer fees associated with managing our film funds. Our current revenues are not sufficient to sustain operations without the sale of equity securities. As a result of anticipated and completed sale of securities combined with our current revenues, we expect no difficulty in producing the cash funds necessary to continue business through the next 12 months.

It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2006, we had working capital of $105,104. We had no bank loans as at June 30, 2006.

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

For the Years Ended June 30, 2006 and 2005

RESULTS OF OPERATIONS

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Revenues – Revenues for the years ended June 30, 2006 and 2005 equaled $153,629 and $96,167, respectively. We earned fees from providing consulting services to DCT (currently $8,775/month, starting in August 2005, and previously $6,900/month). We also earned $50,000 in producer’s fees from the production “Cassandra’s Angel” for providing services including, but not limited to, finding a director and venue for the production.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the year ended June 30, 2006 were $1,291,748 compared to $379,592 during the year ended June 30, 2005 representing an increase of $912,156. This significant increase in expenses is primarily due to payroll expenses of $453,819. We did not incur payroll expenses in the year ended June 30, 2005. Health and life insurance costs were also a new expense for the year ended June 30, 2006, totaling $35,867. In addition, we experienced an increase of $139,042 in consulting fees to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. Further, we experienced an increase in $47,353 in legal fees incurred for work on the acquisition by Sona, the purchase of DFP, and employment contracts with our executive officers. We did work on these transactions in the previous year. We also incurred an impairment loss on our investment in SEI of $233,621 for the year ended June 30, 2006, which we did not incur in the year ended June 30, 2005. We incurred stock-based compensation for stock issued to consultants in the amount of $80,135 for the year ended June 30, 2006. We did not incur such costs for the year ended June 30, 2005. Finally, rent and utility expenses increased to $43,342 for the year ended June 30, 2006 from $9,675 for the year ended June 30, 2005 due to the change in payment responsibility of the rent and utility bills for our offices at 511 W. 25th Street to us from SEI.

Net Loss – Net loss is determined after the provision for minimum taxes. For the year ended June 30, 2006 we had a net loss of $1,444,614 compared to a net loss of $298,548 for the year ended June 30, 2005, an increase in losses of $1,146,066 or 207%. This increase was primarily due to increases in general and administrative expenses, as described in the preceding paragraph. Other factors include an increase in production expenses of $60,523, from $10,000 for the year ended June 30, 2005 to $70,523 for the year ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We ended the fiscal year 2006 with a cash position of $47,468 dollars, as compared to $23,596 dollars at the end of fiscal 2005. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

	For the year ended June 30, 2006

Source	Cash Proceeds	Cash Disbursements

Non-related party activities:
Sale of common stock	1,528,804	—
General and administrative expenses	—	1,168,048
Production expenses	—	70,523

Related party activities:
DCT - management services provided	103,629	—
SPI - executive producer fees earned	50,000	—
SEI - management services provided	—	123,700
SEI - purchase of stock	—	50,000

TOTAL	$1,682,433	$1,412,271

For the year ended June 30, 2006, we had received $1,528,804 in the aggregate from the sale of common stock to third party investors. We had also spent $1,168,048 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Production expenses of $70,523 were spent on the productions of “NEWSical” and “The Yiddish are Coming”, both of which ran at the DCT, and on the write-off of the investments in the third party productions “We’re Still Hot” and “Fanny Hill”. Concerning related parties, for the year ended June 30, 2006, we earned $103,629 from DCT for management, marketing and booking services provided, and $50,000 from SPI for executive producer services provided. Additionally, we disbursed to SEI $123,700 in the aggregate for management services SEI provided to us during the year and $50,000 for the purchase of common stock in SEI.

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
(Formerly Amici Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Sibling Entertainment Group, Inc. (a development stage company) (formerly Amici Ventures, Inc.) and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2006, and 2005 and for the period from inception of the development stage (July 1, 2000) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sibling Entertainment Group, Inc. for the period from inception of the development stage (July 1, 2000) to June 30, 2004. Our opinion expressed herein on the period of inception of the development stage (July 1, 2000) to June 30, 2006, as it relates to the period July 1, 2000 to June 30, 2004 is based solely upon the audit reports and work of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material accounting misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group, Inc. and subsidiaries as of June 30, 2006 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005 and from the period from inception of the development stage (July 1, 2000) to June 30, 2006, in conformity with accounting principles generally accepted in the United States.

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

ROSENBERG, RICH, BAKER, BERMAN & CO.

Bridgewater, New Jersey
October 23, 2006

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2006

Assets
Current assets
Cash	47,468
Due from related parties	109,554
Advances and prepaids	48,620
Loans receivable – related party	67,800
Other receivables	20,620

Total current assets	294,062
Fixed assets
Computer equipment, net of accumulated depreciation	4,917

Total Fixed Assets	4,917
Other assets
Goodwill	2,779,624
Deposits	185,000
Recoupable advances	33,333
Production development costs	168,652
Investment in related company	109,956
Other investments	50,826
Options purchased	38,000

Total other assets	3,365,392

Total assets	3,664,370

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	99,436
Accrued expenses	55,450
Income taxes payable	710
Due to related parties	33,362

Total current liabilities	188,958
Loan payable – related party	5,000

Total liabilities	193,958

Commitments and contingencies	—

Equity
Common stock $0.001 par value;
100,000,000 authorized shares;
28,051,472 shares issued and outstanding	28,051
Additional paid in capital – warrants	132,189
Additional paid in capital	5,457,358
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(1,898,886)

Total equity	3,470,412

Total liabilities and stockholders’ equity	3,664,370

See accompanying notes to consolidated financial statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2006

	For the year ended June 30,

	2006	2005

Revenue - related companies
Consulting fee income - related company	103,629	79,500	203,379
Executive producer fees - related company	50,000	16,667	100,000

Total Revenue	153,629	96,167	303,379

Expense
General and administrative -
Professional fees	526,109	202,813	798,237
Management fees - related company	123,700	126,712	325,932
Other	641,939	50,067	719,102

Write-off of investment in motion picture rights	—	—	33,400

Production expenses	70,523	10,000	80,523

Operating loss	(1,208,642)	(293,425)	(1,653,815)
Other Income (Expense)

Interest Income (Expense)	2,513	—	3

Impairment of investment - related company	(233,621)	—	(233,621)

Equity loss on investment - related company	(2,069)	(4,353)	(6,422)

Net loss before income taxes	(1,441,819)	(297,778)	(1,893,855)

Taxes	2,795	806	5,031

Net Loss	(1,444,614)	(298,584)	(1,898,886)

Loss per common share - basic and diluted	($0.06)	($0.03)

Weighted average number of common shares	24,482,883	9,272,972

Shares outstanding - basic and diluted

See accompanying notes to consolidated financial statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance June 30, 2000	6,000,000	$6,000	$274,200	$—	$(248,300)	$—	$31,900

Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000
Net loss	—	—	—	—	—	(27,600)	(27,600)

Balance June 30, 2001	6,000,000	$6,000	$292,200	$—	$(248,300)	$(27,600)	$22,300

Value of services provided by executive for office space and management	—	—	18,000	$—	—	—	18,000
Sale of common shares	2,000,000	2,000	58,000	$—	—	—	60,000
Net loss	—	—	—	—	—	(76,449)	(76,449)

Balance June 30, 2002	8,000,000	$8,000	$368,200	$—	$(248,300)	$(104,049)	$23,851

Value of services provided by executive for office space and management	—	—	18,000	—	—	—	18,000
Net loss	—	—	—	—	—	(15,531)	(15,531)

Balance June 30, 2003	8,000,000	$8,000	$386,200	$—	$(248,300)	$(119,580)	$26,320

Forgiveness of debt - related party	—	$—	$6,960	$—	$—	—	6,960
Net loss	—	—	—	—	—	(36,108)	(36,108)

Balance June 30, 2004	8,000,000	$8,000	$393,160	$—	$(248,300)	$(155,688)	$(2,828)

Value of services provided by consultant	375,000	375	93,375	—	—	—	93,750
Sale of common shares	1,790,000	1,790	446,079	4,631	—	—	452,500
Shares issued in Acquisition	10,785,000	10,785	2,685,465	—	—	—	2,696,250
Net loss	—	—	—	—	—	(298,584)	(298,584)

Balance June 30, 2005	20,950,000	$20,950	$3,618,079	$4,631	$(248,300)	$(454,272)	$2,941,088

Value of services provided by consultant	770,000	770	184,803	28,202	—	—	213,776
Debentures converted into stock	560,000	560	139,440	—	—	—	140,000
Warrants issued to employees	—	—	—	63,859	—	—	63,859
Sale of common shares	5,661,472	5,661	1,487,646	35,497	—	—	1,528,804

Shares issued to settle liabilities	110,000	110	27,390	—	—	—	27,500

Net loss	—	—	—	—	—	(1,444,614)	(1,444,614)

Balance June 30, 2006	28,051,472	$28,051	$5,457,358	$132,189	$(248,300)	$(1,898,886)	$3,470,412

See accompanying notes to consolidated financial statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2006

	2006	2005
Cash flows from operating activities
Net Loss	$(1,444,614)	$(298,584)	$(1,898,886)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	747	533	1,280
Stock-based compensation	277,634	93,750	371,384
Motion picture rights written off	—	—	33,400
Executive services	—		54,000
Equity losses on investment - related party	2,069	4,353	6,422
Impairment of investment - related party	233,621	—	233,621
Impairment of loan	3,750	—	3,750

Changes in operating assets/liabilities:
Increase (decrease) in prepaids and other assets	(48,620)	—	(48,620)
Increase in accounts payable	58,458	16,467	86,925
Increase in accrued expenses	49,157	—	48,367
Increase in other receivables	(20,620)	—	(20,620)

Net cash used in operating activities	(888,418)	(183,481)	(1,128,977)

Cash flows from investing activities
Purchases of fixed assets	(2,466)	(3,731)	(6,197)
Recoupable advances	(33,333)	—	(33,333)
Investment in related company stock	(50,000)	(300,000)	(350,000)
Production development cost outlays	(168,652)	—	(168,652)
Deposits	(185,000)	—	(185,000
Options purchased	(14,500)	(2,500)	(17,000)
Other investments	(13,326)	(37,500)	(50,826)

Net cash used in investing activities	(467,277)	(343,731)	(811,008)

Cash flows from financing activities
Due from related parties	—	27,183	(26,940)
Repayment from (to) related parties	26,400	—	16,400
Advances (to) from related companies	(103,977)	—	(43,276)
Due to related parties	(8,860)	(88,625)	(97,485)
Loans to related companies	(67,800)	(7,750)	(75,550)
Loans from related companies	5,000	—	5,000
Proceeds from issuance of common stock subscriptions	—	27,500	27,500
Proceeds from issuance of convertible debentures	—	140,000	140,000
Proceeds from issuance of common stocks	1,528,804	452,500	2,041,304

Net cash (used in) provided by financing activities	1,379,567	550,808	1,986,953

Net increase (decrease) in cash	23,872	23,596	46,968
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$47,468	$23,596	$47,468

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Supplemental disclosure:

Income taxes paid	$2,975	806	5,031

Supplemental information on non cash investing and financing activities:

In 2006, the Company converted $140,000 of convertible debentures into common stock. The Company also issued stock in settlement of $27,500 of other liabilities to be settled in stock.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own 49% of the voting power of the outstanding shares of our common stock.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

GOING CONCERN

As shown in the consolidated financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $1,898,886, respectively, at June 30, 2006. The Company experienced a net loss of $1,444,614, $298,584 and $1,898,886 for the years ended June 30, 2006 and 2005 and from July 1, 2000 (date of inception) to June 30, 2006, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #18, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Pictures, Inc. (“SPI”), Reel Love Production, Inc. (“RLPI”), Reel Love on Film, LLC (“RLOF”), Sibling Theatricals, Inc. (“STI”), Sibling Music Corporation (“SMC”), Hats Holdings, Inc. (“HHI”) and Sibling Properties, Inc. (“SPPI”) for the period from July 1, 2005 to June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company earns and receives revenue from several different sources and recognizes each source of income as defined in the governing agreement related to each income source as described more fully below:

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

The estimated fair values of the Company’s financial instruments as of June 30, 2006, approximated their carrying amounts.

Cash and cash equivalents, due to related companies and accrued liabilities, as reflected in the balance sheet, approximate fair value because of the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a original maturities of three months or less as cash equivalents.

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

primarily to net operating loss carry forwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expenses were $2,795, $806 and $5,031 for the years ended June 30, 2006 and 2005 and from July 1, 2000 (date of inception) to June 30, 2006, respectively.

STOCK-BASED COMPENSATION

The company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

This method requires the Company to account for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The Company accounts for stock-based compensation to non-employees under the provisions of EITF 96-18 and EITF 00-18 with regards to determining the measurement date and fair value of such issuances. Expense for contingently issuable securities is recognized based on the determination of the existence of a performance commitment (determined based on substantial disincentives for non-performance for contracts that are contingent on performance alone).

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER SHARE

Basic loss per common share (“LPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. As of June 30, 2006 potentially dilutive securities include 5,901,972 warrants. The common stock equivalents were not included in the number of total shares outstanding as their effect would be anti-dilutive. The Company has not issued any potentially dilutive common shares. The numerator and denominator used in the basic and diluted net loss per share of common stock computations are presented in the following table:

	June 30,

	2006	2005

NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common shareholders	$(1,444,614)	$(298,584)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	28,051,472	9,272,972

LPS – Basic and diluted	$(0.06)	$(0.03)

The Company recognized a cumulative net loss since inception of the development stage of $1,898,886.

CONCENTRATION OF CREDIT AND BUSINESS RISK

The concentration of 100% of the Company’s revenues and related receivables as of and for the year ended June 30, 2006 being from related companies, as described below in “Due from Related Parties”, exposes the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

CAPITALIZATION OF FILM PRODUCTION DEVELOPMENT COSTS

The Company follows SOP 00-2 for the capitalization of certain film production development costs. Production development costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews, office expenses and travel costs directly associated with bringing the production to market. If a property under development has not been set for production within three years from the first capitalized transaction related to that property, the Company will write off those capitalized costs. The Company shall begin amortization of capitalized costs when a production is open to the public.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZATION OF THEATRICAL PRODUCTION DEVELOPMENT COSTS

Production development costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews, office expenses and travel costs directly associated with bringing the production to market. Management periodically reviews each theatrical production and will write down or write off those capitalized costs if management determines that the likelihood to recoup costs and/or receive earnings from all sources related to the production has diminished. The Company shall begin amortization of capitalized costs when a production is open to the public or is licensed to third parties.

MARKETING AND ADVERTISING COSTS

The Company expenses all marketing and advertising costs as incurred.

PROPERTY

The Company shall value its property and equipment at cost and uses the straight line depreciation method to depreciate its property and equipment. The company recognized accumulated depreciation of $1,280 at year end. For the years ended June 30, 2006 and 2005, the Company recognized depreciation expense of $747 and $533, respectively.

3.	RELATED PARTY TRANSACTIONS SHARE EXCHANGE AGREEMENT

On June 17, 2005, the Company entered into a share exchange agreement with SPI and all of the shareholders of SPI, where the Company agreed to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each share of SPI issued and outstanding on June 17, 2005. SPI is engaged in the acquisition of rights to, and development of, features films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. SPI had entered into an agreement with J.P. Turner & Company to solicit and promote the SPFLLC to accredited investors, and the agreement was negotiated along with business models prepared by the Company on behalf of it’s consulting agreement with SEI and SPI. It was believed that the work performed to date and contracts and assets developed by SPI had value. The Company continued interest and involvement of the advancement of SPI provided the Company’s desire along with its advisors to acquire SPI. As a result of the share exchange, the Company also gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) formed to develop, finance and produce the film “Reel Love.” As a result of this transaction, SEI gained an ownership interest of 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

control in connection with the acquisition of SPI. No group of shareholders and their family members hold greater than 50% interest in each of these entities. Further, no contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists between any of these shareholders. Therefore, we believe that common control does not exist. Therefore, as a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005. The Company updated and re-evaluated the projected cash flows of SPI at June 30, 2006 and determined that such values exceed the value of the reporting unit including recorded goodwill at June 30, 2006 and at the time of the filing of this report, therefore no goodwill impairment is indicated for the year ended June 30, 2006. A condensed balance sheet of SPI at the time of acquisition follows:

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Following is pro forma financial information for the years ended June 30, 2005, prepared to show the results of operations of the combined companies as if the business combination took place as of the beginning of the periods presented:

Year ended
June 30,
2005

Revenue - related parties	$79,500
Loss from operations	$(315,685)
Other income (expense)	$5,159

Loss per common share	$(0.03)

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	RELATED PARTY TRANSACTIONS (continued)

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the agreement, in July 2005, DCT compensated the Company $6,900 for services as booking agent for the theatre, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $103,629 and $79,500 for the years ended June 30, 2006 and 2005, respectively, and a cumulative amount since inception of development stage of $203,379.

The Company bases allowances on uncollectible amounts on analysis of each account receivable. Due to the relationship of executive officers among the Company and DCT, the transparency of the DCT’s financial and operational information to the Company, and the current success surrounding the Company’s newest theatrical production, “HATS!,” running at the DCT, the Company’s management does not believe an allowance against the current receivables is necessary.. The Company fully expects to collect 100% of its receivables from DCT. In a situation where a determination of the allowance of uncollectible accounts is deemed necessary, the analysis begins by first aging the accounts receivable and collections on those receivables and then comparing that amount against the amount of receivables collected in each aging category. The Company recognizes standard accounts receivable as delinquent after 120 days, and shall write-off certain receivables if they are not collected within 12 months after becoming delinquent, unless a payment plan is negotiated and agreed upon at that time.

Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein are Directors of SEGI and DCT. Richard Bernstein is the President of DCT, and an Executive Officer of SEGI. James Cardwell is Executive Director of DCT and CFO of SEGI. Mitchell Maxwell and Victoria Maxwell are President and Vice President, respectively, of SEGI.

We have received $26,400 in the aggregate from DCT for the fiscal year ended June 30, 2006. We have not received any monies from DCT subsequent to June 30, 2006. We have made cash payments to SEI of approximately $235,521 and $520,709 in the aggregate for the year ended June 30, 2005 and fiscal year ended June 30, 2006 to date. We received cash payments from SEI of approximately zero and $42,500 for the year ended June 30, 2005 and fiscal year ended June 30, 2006 to date.

As of June 30, 2006, DCT was indebted to the Company in the amount of $107,977 for consulting services and $70,223 for money the Company had loaned (including interest of $2,423) to the theatre for operational expenses during and subsequent to the run of the production “Newsical the Musical”.

The Company had a balance of $109,554 due from related parties at June 30, 2006, including the $107,977 noted above.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DUE TO RELATED PARTIES

Since October, 2004, the Company has had an agreement with SEI for office space, related utilities, shipping and management services. On July 1, 2005 the Company agreed to amend its consulting agreement with SEI whereby management fees decrease from $21,800 per month to $12,800 per month beginning July 1, 2005. On September 1, 2005 the consulting agreement was amended whereby management fees increase to $19,600 per month. These changes were due to the change in management services being provided by SEI. As of February 1, 2006, this agreement was terminated and payments stopped due to the change of management and executive officers from the employment of SEI to the Company. As of June 30, 2006 there were no outstanding payables due to SEI for these services. For the years ended June 30, 2006 and 2005, management fee charges totaled $123,700 and 126,712, respectively.

The Company recognized a total of $33,362 due to SEI at June 30, 2006 for expenses that SEI paid on the Company’s behalf: $17,656 in legal fees incurred by SPI, $15,706 in option payments for the rights to produce the film “Reel Love”. The debts associated with SPI and Reel Love were assumed by the Company from its purchase of SPI, who originally owed these monies to SEI for film expenses SEI paid on SPI’s behalf.

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

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of December 31, 2005, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI. The Company accounts for it’s investment in SEI using the Equity Method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the year ended June 30, 2005 and 2006, we recognized equity losses of $4,353 and $2,069, respectively, from this investment. Management periodically tests the asset for impairment through

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

the revision and revisiting of its expected future cash flows. For the year ended June 30, 2006 the Company recognized an impairment of $233,621. This impairment was made to bring the value of the investment down the estimated recoverable amount based on the Company’s percentage ownership of the estimated fair value of SEI’s total outstanding shares. The Company will continue to rigorously assess its investment. As of June 30, 2006, the Company determined that no further impairment was necessary.

6.	LOANS RECEIVABLE – RELATED PARTY

For the year ended June 30, 2006, the Company loaned an aggregate of $67,800 to DCT. These loans carry an interest rate of 8% and are payable upon demand.

7.	WRITE-OFF OF LOAN RECEIVABLE

In July of 2005, the theatrical production “Newsical the Musical” closed the show. The ability of the production to repay the loan ended with the closing of the show. Therefore, the Company wrote-off the $3,750 loan issued to the production in July of 2005.

8.	ADVANCES AND PREPAIDS

The Company entered into an agreement with Romano, Ltd., on October 16, 2005, to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets. The 120,000 shares issued as compensation cover the contractual period October 16, 2005 to October 15, 2006. Advances and prepaids includes $8,750 in stock-based prepaid consulting fees for the year ended June 30, 2006.

On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta Capital Advisors (“Moneta”) to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued Moneta 100,000 shares as compensation to cover the period November 1, 2005 to October 31, 2006. Advances and prepaids includes $8,333 in stock-based pre-paid consulting fees for the year ended June 30, 2006.

The Company entered into an agreement with Venture Catalyst, LLC on March 15, 2006, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covers the period March 15, 2006 to September 15, 2006. Advances and prepaids also includes $3,438 for half of one month of stock-based prepaid consulting costs for Venture Catalyst.

The Company entered into an agreement with Zbigniew Mania on June 14, 2006, to consult and assist the Company in structuring, operating and growing its business and with advisory and consulting services related to real estate, leasing and financial matters related to the DCT. The contract covers the period June 15, 2006 to June 14, 2007. Prepaids and advances includes $26,354 for prepaid consulting costs for Zbigniew Mania.

Advances and prepaids also includes $1,745 of prepaid legal expenses.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

9.	RECOUPABLE ADVANCES

On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta Capital Advisors (“Moneta”) to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. Included in the monthly fees paid to Moneta is recoupable advances of $4,166.67 per month, of which $3,333 is recoupable, for each of the first four consecutive months of the contract period, and increasing to $10,000 per month, of which $5,000 is recoupable, for each of the next 8 consecutive months. A portion of the monthly fees paid to Moneta are considered general corporate consulting fees. The remainder is considered an advance from earnings expected for Moneta’s share of income derived from specific projects known and unknown for which Moneta would be entitled to. Total recoupable costs at June 30, 2006 were $33,333.

10.	PRODUCTION DEVELOPMENT COSTS

For the year ended June 30, 2006, the Company incurred capitalized costs to develop theatrical and independent film productions; $96,783 on development of HATS! and $71,869 towards the development of the Broadway production of OATS. On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production “Once Around The Sun” (“OATS”) as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI’s share of Adjusted Net profits it receives as Managing Member of Solace, LLC. The Company paid this amount to SEI in full on June 13, 2005. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company’s investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000.

11.	OTHER INVESTMENTS

On April 20, 2005, the Company invested $2,500 in the Denver, Colorado production of “NEWSical the Musical”. This investment was written off at June 30, 2006 due to management’s analysis that the collectibility of the return of this investment was unlikely. On April 18, 2006, the Company invested $30,000 in the Denver, Colorado production of “The Yiddish Are Coming”. This investment was written off at June 30, 2006 after the close of the production and management’s analysis that the collectibility of the return of this investment was unlikely. These investments represented direct, minority interest investments in third party productions with no further responsibility by the Company. Other Investments also includes a $30,000 acquisition of 15% of the production of OATS, as described in the footnote above “Assignment/Investment of Theatrical Production”. On May 24, 2006, the Company invested $10,000 in a DVD release about Bariatrics. At June 30, 2006, other investments totaled $58,626.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

11.	OTHER INVESTMENTS (continued)

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

12.	OPTIONS PURCHASED/DEPOSITS

As of June 30, 2006, the Company had paid a total of $20,000 for the option for the right to produce the musical “HATS!”. In addition, the Company paid $18,000 for the rights to produce the independent film “Reel Love”.

The Company paid a deposit of $150,000 pursuant to the Letter of Intent with Dick Foster Productions, Inc. (“DFP”) to purchase 80% of the outstanding shares of DFP.

Also included in deposits is $35,000 paid to affiliates in connection with an option to purchase real estate (see Note 3).

13.	COMMON STOCK ISSUANCES

On July 2, 2004, the Company commenced an offering to sell up to a maximum of 1,500,000 units (“Unit(s)”). The price of each unit is one ($1.00) dollar for a total aggregate principal amount of $1,500,000. Each Unit sold included four (4) shares of its common stock, par value $0.001 per share and one (1) Series A-1 Warrant. For the year ended June 30, 2006, an aggregate principal amount of $545,000 comprising 545,000 units (or 2,180,000 shares) was sold under this offering. Included with the related issuances are 545,000 warrants entitling the investors to purchase at $0.50 per share an additional 545,000 shares. This offering expired on December 31, 2005.

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

In addition, In January through May, 2006, the Company sold 499,368 units (each unit consists of four shares and four warrants, two “Series D-1” warrants and two “Series D-2” warrants) at a price of $1.10 per unit or $549,305 in the aggregate, or 1,997,472 shares in the aggregate to

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

13.	COMMON STOCK ISSUANCES (continued)

accredited investors. These units were sold pursuant to our “Series D” private placement of up to 500,000 units, or 2 million shares for an aggregate offering price of $550,000. The “Series D-1” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the closing date. The “Series D-2” warrants entitle the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the closing date. Accordingly, investors may acquire up to an additional 1,997,472 shares. The total raised under our “Series D” private placement represents 1,997,472 shares, or $549,305 in the aggregate.

On May 8, 2006, the Company commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 300,000 units (“Unit(s)”). The price of each unit is one dollar and ten cents ($1.10) for a total aggregate principal amount of $330,000. Each Unit sold included four (4) shares of common stock, at par value $0.001 per share and two (2) Series E-1 stock purchase warrants and two (2) Series E-2 stock purchase warrants. Each Series E-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series E-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. As ofJune 30, 2006, the Company has sold the maximum 300,000 units in the aggregate, or 1,200,000 shares in the aggregate, or $330,000 in the aggregate. This offering was closed June 5, 2006.

On June 7, 2006, the Company commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,000,000 units (“Unit(s)”). The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $1,999,999.40. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. As of June 30, 2006, the Company sold 33,500 Units, or 134,000 shares in the aggregate, or $67,000 in the aggregate. This offering is currently open.

On June 14, 2006, the Company entered into an agreement with Zbigniew Mania to consult and assist the Company in structuring, operating and growing its business and with advisory and consulting services related to real estate, leasing and financial matters related to the DCT as reasonably requested by the Company in exchange for 100,000 shares of common stock and 150,000 series G-1 warrants. The contract covers the period June 15, 2006 to June 14, 2007. The expense will be recorded as compensation at the fair value of the stock and warrants issued of $27,500 in equal amounts over each quarter. Warrants were valued based on the Black-Scholes Model of valuation. Expense of $1,146 has been recognized for the year ended June 30, 2006. Each G-1 warrant will entitle the warrant holder to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of three (3) three years.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

13.	COMMON STOCK ISSUANCES (continued)

On June 28, 2006, the Company commenced an offering pursuant to which it will offer on a no minimum basis, sixty-five (65) units (the “Units”) at a purchase price of $10,000.00 per Unit. Each Unit consists of $10,000 principal amount of the Company’s 8% Series H Convertible Secured Debentures (the “Convertible Debenture”); the outstanding principal balance Convertible Debentures is convertible into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at the rate of $0.50 per share; for each $1.00 of the Convertible Debenture, converted by the Holder, the Holder shall be entitled to receive (x) one (1) stock purchase warrant (the “Series H-2 Warrant”) and (y) one (1) stock purchase warrant (the “Series H-3 Warrant”). Each Series H-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the conversion date and each Series H-3 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the conversion date. The Convertible Debentures shall have a term of one year by the Company and shall bear interest at the rate of 8% per annum payable quarterly on the first day of each calendar quarter and shall be prorated for any partial calendar quarter falling within the term of the Convertible Debenture. Subsequent to year-end, the Company has sold the maximum 65 units and the offering has been closed.

As equity instruments, the Company values the warrants noted above using the Black-Scholes Model of valuation at the time the warrants are granted.

On July 18, 2005, the Company entered into an agreement with Var Growth Corporation to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 350,000 shares. The issued shares cover the contractual period July 1, 2005 to June 30, 2006. The expense has been recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share and valued at $21,875 per quarter ($87,500 in the aggregate).

Previously, the Company entered into two agreements with Var Growth Corporation, on November 4, 2004 and November 23, 2004, to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including IceColdStock.com in exchange for restricted Common Stock in the aggregate of 375,000 shares. The issued shares cover the contractual periods of July 1, 2004 to June 30, 2005 for 350,000 shares and October 1, 2004 to September 30, 2005 for 25,000 shares, respectively. The expense was recorded as compensation for services at the fair market value on the dates of issuance at the price of $0.25 per share, or $6,250 in the aggregate for the contract dated November 4, 2004 for the period of October 1, 2004 to September 30, 2005 and $87,500 in the aggregate for the contract dated November 23, 2004 for the period of July 1, 2004 to June 30, 2005.

On October 16, 2005, the Company entered into an agreement with Romano, Ltd. to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

13.	COMMON STOCK ISSUANCES (continued)

120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expense was recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $7,500 per quarter ($30,000 in the aggregate), for the period of October 16, 2005 to October 15, 2006, resulting in a portion recognized as prepaid (see Note 8).

On November 4, 2005, the Company entered into an agreement with Moneta Capital Advisors Inc., to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. The expense was recorded as compensation at the fair market value of the stock and warrants (see below) issued, in four equal amounts in each of the four quarters over the contract term at $6,250 per quarter ($25,000 in the aggregate), for the period of November 1, 2005 to October 31, 2006, resulting in a portion recognized as prepaid (see Note 8). Under the contract the Company additionally granted 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years. The Company valued these warrants using the Black-Scholes model of valuation. Additionally, there was an addendum dated May 8, 2006 signed between Moneta and the Company under which the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to Five Million (5,000,000) shares of the Company’s stock, $.001 par value per share and at an exercise price of $0.275 per share. These warrants shall be held in trust and shall be issued as compensation for services rendered contingent upon the successful completion of a merger between the Company and Sona. We did not recognize the value of these warrants because there is no material disincentive for non-performance under the agreement. Further, under the contract the Company shall grant Moneta up to 228,000 warrants to purchase 228,000 shares of the Company’s common stock contingent upon Moneta raising its share of the SOFIA movie fund. An expense was recognized in the amount of $6,744 for these warrants for the year ended June 30, 2006, as there was a substantial disincentive for non-performance.

On March 15, 2006, the Company entered into an agreement with Venture Catalyst, LLC to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covers the period March 15, 2006 to September 15, 2006. The expense has been recorded as compensation at the fair market value in each month (and on a pro-rata basis for the month of March) over the contract term at the price of $0.275 per share, or $24,063 in the aggregate, for the period of March 15, 2006 to June 30, 2006.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

	Number of Shares	Weighted Avg. Exercise Price

Outstanding as of June 30, 2004	—	$—
Granted at fair value	382,500	$0.50
Forfeited	—	$—
Exercised	—	$—

Outstanding as of June 30, 2005	382,500	$0.50
Granted at fair value	5,519,472	$0.56
Forfeited	—	$—
Exercised	—	$—

Outstanding as of June 30, 2006	5,901,972	$0.52

		Weighted Average Remaining Contractual Life (years)		Exercisable

Range of Exercise Prices	Number of Warrants Outstanding		Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

$0.50	1,420,500	1.7	$0.50	1,420,500	$0.50
$0.50 -$1.00	4,481,472	4.3	$0.52	4,481,472	$0.52

TOTALS	5,901,972			5,901,972	$0.52

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

The Company granted an aggregate of 1,000,000 warrants to purchase 1,000,000 shares of the Company’s common stock to officers and employees on May 8, 2006. The value recognized as stock-based compensation for these warrants was $63,849 for the year ended June 30, 2006.

14.	LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company had offered for sale an aggregate principal amount of $300,000 of convertible debentures at par. The debentures were convertible at the option of the holder, into the Company’s common stock at a conversion price of $0.25 per share.

In November, 2005, all issued convertible debentures, which represent an aggregate principal amount of $140,000 were converted, giving the holders an aggregate of 560,000 shares of the Company’s common stock.

15.	DEFERRED INCOME TAXES

The Company has a loss carryforward of approximately $1,956,600 at June 30, 2006 which may be offset against future taxable income. However, $213,388 of the loss carryfoward is due to a change in control of the Company in October 2003, the deductibility of these losses is subject to IRS Sec. 382 limitation (“382 Limitation”). Under the limitation, the maximum annual amount which may be offset against future taxable income is limited to $4,260 and the carryforward loss expires in the year 2023. In addition, at June 30, 2006, the Company has a capital loss carryover for income tax purposes of $33,400 which may be applied against taxable capital gains in future years. Due to the uncertainty regarding the success of the future operations and the limitation, management has not recorded a deferred tax asset.

INCOME TAXES
The income tax provision is comprised of the following:
	Federal	State	Total

Year Ended June 30, 2006
Current	$—	$2,795	$2,795
Deferred	—	—	—

	$—	$2,795	$2,795

Year Ended June 30, 2005
Current	$—	$806	$806
Deferred	—	—	—

	$—	$806	$806

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

15.	DEFERRED INCOME TAXES (Continued)

The Company’s deferred tax asset and liability as presented in the Company’s financial statements are comprised of the following temporary differences:

	June 30,

	2006	2005

Deferred Tax Asset
Net Operating Losses	$707,000	$146,000
Valuation Allowance	(707,000)	(146,000)

Total Deferred Tax Assets	$—	$—

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating loss.

Subject to the 382 Limitation, the Company has total net operating loss carry forwards for future periods of $1,815,618 for both Federal and State tax purposes. These net operating loss carry forwards may be used to reduce federal and state taxable income and tax liabilities in future years and expire in various years through June 30, 2023 and June 30, 2025 for both State and Federal tax purposes.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before taxes. The primary differences result from providing for state income taxes, generation of allowable tax credits and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:

	June 30,

	2006	2005

Federal statutory tax rate	-34.0%	-34.0%
State income tax - net of federal tax benefit	0.0%	0.0%
Valuation allowance	34.0%	34.0%

	0.0%	0.0%

16.	OPERATING LEASE

We currently occupy space at 511 W. 25th St, NY, NY 10001. SEGI became the legal lessee of the space beginning December 1, 2005, when SEGI signed the renewal agreement for an additional 2 years. Minimum monthly rent payments are $2,900 per month from December 1, 2005 to November 30, 2006, and $2,987 from December 1, 2006 to November 30, 2007, or $35,409 and $14,935 for the years ended June 30, 2007 and 2008, respectively. We expect to continue to have no difficulty in securing and renting the current space. Rent expense for the year ended June 30, 2006 and 2005 were $36,205 and $9,675, respectively.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

17.	OTHER MATTERS

On May 18, 2006, Sona Development Corp. (“Sona”) (OTCBB:SDVC) announced that it has executed a letter of intent to purchase 100% of SEGI’s assets by acquiring all of its wholly owned subsidiaries and assuming up to $650,000 of debt associated with the issuance of our Series H Debenture offering. A definitive agreement was signed on June 28, 2006. On June 28, 2006, a majority of the shareholders of the Company voted and approved the transaction. Final approval of the Sona shareholders is being sought.

18.	SUBSEQUENT EVENTS

REVISION TO ISSUANCE OF UNREGISTERED EQUITY SECURITIES

On September 24, 2006, the Company revised the terms of its Series F Offering whereby the price per Unit changed from $2.00 per Unit to $1.40 per Unit. Therefore, the Offering seeks to raise a revised $2,000,005 through the sale of 1,428,575 Units in the aggregate. Each Unit shall continue to consist of four shares of common stock and 2 stock purchase warrants.

ISSUANCE OF COMMON STOCK

Since June 30, 2006 the Company has sold 357,857 Units (each consists of four shares and four warrants; two “Series F-1 Warrants” and two “Series F-2 Warrants”) at a price of $1.40 per Unit or $501,000 in the aggregate, or 1,431,429 shares in the aggregate to eleven accredited investors.

ISSUANCE OF CONVERTIBLE DEBENTURES

Since June 30, 2006 the Company has sold 65 Units (each Unit consists two warrants for each $1.00 of the Convertible Debenture; one “Series H-2 Warrant” and one “Series H-3 Warrant”) at a price of $10,000 per Unit or $650,000 in the aggregate to fourteen accredited investors. The maximum of this offering was sold and the offering was terminated September 15, 2006.

RESERVE OF COMMON STOCK

As of the date of the filing of this report, the Company has received $238,987.20 from six investors under its Series F offering, and has reserved 682,820.57 shares and 341,410.29 Series F-1 Warrants and 341,410.29 Series F-2 Warrants (representing an aggregate of 682,820.57 shares). These shares and warrants will be issued in the near future, upon the review of the collected subscription agreements.

LOANS TO RELATED PARTIES

Since June 30, 2006 the Company has loaned DCT an aggregate of $75,000. The loans carry annual interest at eight (8%) percent and are payable on demand.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENTS (continued)

ADVANCE TOWARDS PRODUCTIONS

On October 18, 2006 the Company advanced $30,000 for a production of STOMP in Las Vegas, NV, for which we are completing negotiations for us to participate as both an investor and a co-producer.

On August 23, 2006 the Company advanced $25,000 to Jerry Lewis, the world-renown comedian and author, as an initial advance towards the purchase of the rights to develop and produce a new musical based upon his book, entitled “DEAN AND ME” (a story about his experiences in the entertainment industry with Dean Martin).

OPENING OF “HATS!” AT DCT

The first performance of “HATS! – A Musical for the Rest of Your Life”, a new musical based on the ideas and philosophies of the Red Hat Society and produced by Hats Denver LLC, was on October 7, 2006 and the official “premiere” was on October 11, 2006 at the DCT.  The DCT reported that this production of HATS! has broken box office records for DCT and attracted audiences from numerous states during its first four performances.   The sole investor of Hats Denver LLC is Sibling Theatricals, Inc., a wholly owned subsidiary of the Company.   The Managing Member of Hats Denver LLC is Hats Holdings, Inc. (a company organized to license HATS! and related merchandiser and other rights around the world).  Hats Holdings, Inc. is a wholly owned subsidiary of Sibling Theatricals, Inc.

OPTION EXTENSION WITH DICK FOSTER PRODUCTIONS

On September 7, 2006, the Company paid $25,000 to Dick Foster and $25,000 to Lynne Foster as a sign of good faith in the negotiations and completion of the definitive agreement between the Company and DFP. As of the date of this filing the definitive agreement has not been signed. We expect to sign the definitive agreement in the near future and close before the end of the calendar year.

HIRING OF EXECUTIVE OFFICER

Richard Bernstein was hired as a Vice President of the Company beginning September 1, 2006.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 20, 2006 we engaged Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) as the principal accountant to audit the year ending June 30, 2006 and June 30, 2005. During the two years previous to the earliest period provided above, and any subsequent period, we did not consult RRBB regarding any of the items detailed in Regulation S-B 304(a)(2).

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

Subsequent Events

REVISION TO ISSUANCE OF UNREGISTERED EQUITY SECURITIES

On September 24, 2006, the Company revised the terms of its Series F Offering whereby the price per Unit changed from $2.00 per Unit to $1.40 per Unit. Therefore, the Offering seeks to raise a revised $1,999,999.40 through the sale of 1,428,575 Units in the aggregate. Each Unit shall continue to consist of four shares of par value common stock and 2 stock purchase warrants.

ISSUANCE OF COMMON STOCK

Since June 30, 2006 the Company has sold 357,857 Units (each consist of four shares and four warrants; two “Series F-1 Warrants” and two “Series F-2 Warrants”) at a price of $1.40 per Unit or $501,000 in the aggregate, or 1,431,429 shares in the aggregate to eleven accredited investors.

ISSUANCE OF CONVERTIBLE DEBENTURES

Since June 30, 2006 the Company has sold 65 Units (each Unit consists two warrants for each $1.00 of the Convertible Debenture; one “Series H-2 Warrant” and one “Series H-3 Warrant”) at a price of $10,000 per Unit or $650,000 in the aggregate to fourteen accredited investors. The maximum under this offering was 65 Units and the offering has been closed as of the date of the filing of this report.

RESERVE OF COMMON STOCK

As of the date of the filing of this report, the Company has received $238,987.20 from six investors under its Series F offering, and has reserved 682,820.57 shares and 341,410.29 Series F-1 Warrants and 341,410.29 Series F-2 Warrants (representing an aggregate of 682,820.57 shares). These shares and warrants will be issued in the next several days, upon the review of the collected subscription agreements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

LOANS TO RELATED PARTIES

Since June 30, 2006 the Company has loaned DCT an aggregate of $75,000. These loans carry an annual interest rate of 8%, and are payable on demand.

ADVANCE TOWARDS PRODUCTIONS

On October 18, 2006 the Company advanced $30,000 for a production of STOMP in Las Vegas, NV, for which we are completing negotiations for us to participate as both an investor and a co-producer.

On August 23, 2006 the Company advanced $25,000 to Jerry Lewis, the world-renown comedian and author, as an initial advance towards the purchase of the rights to develop and produce a new musical based upon his book, entitled “DEAN AND ME” (a story about his experiences in the entertainment industry with Dean Martin).

OPENING OF “HATS!” AT DCT

The first performance of “HATS! – A Musical for the Rest of Your Life”, a new musical based on the ideas and philosophies of the Red Hat Society and produced by Hats Denver LLC, was on October 7, 2006 and the official “premiere” was on October 11, 2006 at the DCT. The DCT reported that this production of HATS! has broken box office records for DCT and attracted audiences from numerous states during its first four performances. The sole investor of Hats Denver LLC is Sibling Theatricals, Inc., a wholly owned subsidiary of the Company. The Managing Member of Hats Denver LLC is Hats Holdings, Inc. (a company organized to license HATS! and related merchandiser and other rights around the world). Hats Holdings, Inc. is a wholly owned subsidiary of Sibling Theatricals, Inc.

OPTION EXTENSION WITH DICK FOSTER PRODUCTIONS

On September 7, 2006, the Company paid $25,000 to Dick Foster and $25,000 to Lynne Foster as a sign of good faith in the negotiations and completion of the definitive agreement between the Company and DFP.

HIRING OF EXECUTIVE OFFICER

Richard Bernstein was hired as a Vice President of the Company beginning September 1, 2006.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a.) Identify Directors and Executive Officers

For the years ended June 30, 2004 and 2005 we had executive officers as follows:

Name	Age	Positions held with the Company	Since

Mitchell Maxwell	53	President, Chief Executive Officer And Director	2003
Victoria Maxwell	42	Vice President And Director	2003
James S. Cardwell	45	Chief Financial Officer And Director	2003

Richard Bernstein	45	Vice President And Director	2006

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

Prior to his theatrical career Mr. Cardwell was a senior CPA consultant (1981-1984) with Arthur Andersen & Co. in St. Louis.

Richard Bernstein

A veteran of the entertainment industry for over 20 years, Mr. Bernstein has enjoyed success as an artist manager, booking agent, record producer, and a theatrical stage producer as well as owner of several night clubs. He has worked with superstars Linda Ronstadt, Steve Martin, Englebert Humperdinck, Dolly Parton, Joan Rivers, Don Rickles, Sam Harris, Willie Nelson, James Brown, Elliot Gould, Sister Sledge, Cliff Richard ,Roy Clark, Tim Weisberg, among others. Mr. Bernstein has received numerous Grammy Awards nominations for his productions of national recording artists. Currently, Richard serves as President of Bernstein Entertainment Corporations and The New Denver Civic Theatre, is a Director of SEGI, and is a member of The American Society of Composers, Authors and Publishers (A.S.C.A.P.). Richard has been associated with Sibling Entertainment, Mitchell Maxwell and Victoria Maxwell for over the past eight years.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

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

On January 17, 2006, we entered into employment contracts for the first time with our Executive Employees for a term of three (3) years.

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

Our executive officers did not receive compensation from us during the fiscal years ended June 30, 2005, 2004, and 2003 and there were no employment contracts or agreements between us and our officers for those previous years. We do not have any employee stock option or other incentive plans. We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

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

As of the time of this filing, the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers is as follows:

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Richard Bernstein*	540,418	1.93%
927 7th Avenue
Denver, CO 80204

James S. Cardwell**	1,060,000	3.78%
17 East 126th Street, apt #4
NY, NY 10035

Victoria Maxwell	2,128,994	7.59%
202 East 21st Street, Apt 2B
New York, NY 10010

Sibling Entertainment, Inc.	6,000,000	21.39%
511 W 25th Street, Ste 503
New York, NY 10001

Stan Tynski	1,889,334	6.74%
10200 East Girard Ave., Bldg. C, Ste 250
Denver, CO 80231

Zachwell, Ltd.***	2,220,000	7.91%
511 W 25th Street, Ste 503
New York, NY 10001

All directors, executive officers
and significant employees as a
group (5 people)	5,994,412	21.36%

*	Richard Bernstein is a Director of Sibling Entertainment Group, Inc.

**	James S. Cardwell is CFO of Sibling Entertainment Group, Inc.

***	Mitchell Maxwell, CEO of Sibling Entertainment Group, Inc. is the owner of Zachwell, Ltd.

We do not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We also entered into a separate agreement with SPI to consult in the development and production of independent films owned by Sibling Pictures Fund, LLC (“SPFLLC”). SPI is a New York corporation wholly owned by SEI. SPI was organized to development, management, production and sale of independent films. SPI is the managing member of SPFLLC. SPFLLC is a Delaware, limited liability corporation formed to finance and produce up to three independent films. The agreement provides fees in the amount of $4,167 per month payable upon capitalization of SPFLLC up to a maximum of $50,000. This agreement commenced November 1, 2004 and had a term of 12 months.

Please see the subsequent events paragraph of the Financial Statements for other material related party transactions that occurred after June 30, 2005.

ITEM 13.	EXHIBITS AND REPORTS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT AND FILING REFERENCE

Exhibit 31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the President Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended June 30, 2006, 2005 and 2004 we incurred $62,800, $29,050 and $12,000, respectively. Because under previous management of Mr. Russo, we were behind in our filings, the audit for the year ended June 30, 2003 was completed under the current management in November of 2004. The cost of the audit was $12,000.

Tax Fees

For the year ended June 30, 2006 we paid $200 for tax preparation and filing services. For the years ended June 30, 2005 and 2004 we paid $0 for tax preparation services provided, as our officers prepared the taxes.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 23, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

Chief Financial Officer, Principal Accounting
By: /s/ “James S. Cardwell”	Officer and Director	October 23, 2006

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 23, 2006

Victoria Maxwell

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	October 23, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	October 23, 2006
Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	October 23, 2006

Victoria Maxwell

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Item 9.01.	Financial Statements and Exhibits.

(c) Exhibits.

-NONE-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIBLING ENTERTAINMENT GROUP, INC.

Dated: October 23, 2006	By: /s/ James Cardwell

James Cardwell, Chief Financial Officer,
Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

NONE