Form 10QSB
period 2006-09-30
Sibling Entertainment Group, Inc.
filed 2006-11-21
CIK 1057222

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
                                   (Mark One)

                                   ----------

 |X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   ----------

                          Commission File No: 333-60958

                        SIBLING ENTERTAINMENT GROUP, INC.
                     (Name of small business in its charter)

             New York                                   13-3963541
 (State or other jurisdiction of          (IRS -- Employer Identification No.)
  incorporation or organization)

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

     Common Stock, $.001 par value, 31,078,974 shares at November 20, 2006.

  Transitional Small Business Disclosure Format (Check one): Yes |_|  NO |X|.

                        SIBLING ENTERTAINMENT GROUP, INC.
                                   Form 10-QSB
                        Quarter Ended September 30, 2006

                                      INDEX

PART I - FINANCIAL INFORMATION..............................................................................3

     ITEM 1. FINANCIAL STATEMENTS...........................................................................3

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET..............................................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...................................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................14
     A. OVERVIEW...........................................................................................14
     B. CORPORATE HISTORY..................................................................................15
     C. CURRENT OPERATIONS.................................................................................17
     D. INDUSTRY ANALYSIS..................................................................................18
     E. RISK FACTORS.......................................................................................22
     F. OPERATING RESULTS FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005...........25
        LIQUIDITY AND CAPITAL RESOURCES....................................................................25
     ITEM 3. CONTROLS AND PROCEDURES.......................................................................26
     A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES...................................................26
     B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING...............................................26

PART II - OTHER INFORMATION................................................................................27

ITEM 1. LEGAL PROCEEDINGS..................................................................................27

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS........................................27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................................27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................27

ITEM 5. OTHER INFORMATION..................................................................................27

     A. AGREEMENTS BETWEEN RELATED PARTIES.................................................................27
     B. SUBSEQUENT EVENTS..................................................................................28
     C. CONFLICTS OF INTEREST..............................................................................28

ITEM 6. EXHIBITS...........................................................................................28

SIGNATURES.................................................................................................29

CERTIFICATIONS.............................................................................................30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

Assets
      Current assets
          Cash                                                            150,742
          Due from related parties                                        128,701
          Advances and prepaids                                            23,685
          Loans receivable - related party                                132,800
          Other receivables                                                20,658
                                                                       ----------
      Total current assets                                                456,586
      Fixed assets
          Computer equipment, net of accumulated depreciation               5,368
                                                                       ----------
      Total Fixed Assets                                                    5,368

      Other assets
          Goodwill                                                      2,779,624
          Recoupable advances                                              48,333
          Deposits                                                        309,920
          Production development costs                                    474,491
          Investment in related companies                                 105,183
          Other investments                                                88,350
          Options purchased                                                63,000
                                                                       ----------
      Total other assets                                                3,868,901
                                                                       ----------
Total assets                                                            4,330,855
                                                                       ==========
Liabilities and Stockholders' Equity
      Liabilities
          Current liabilities
              Accounts payable                                            280,576
              Accrued expenses                                             40,350
              Income taxes payable                                          3,409
              Short term loans payable                                     50,000
                                                                       ----------
          Total current liabilities                                       374,335
              Loan payable                                                  5,000
              Long term convertible debentures, net of debt discount      610,055
                                                                       ----------
      Total liabilities                                                   989,390
      Equity
          Common stock $0.001 par value;
          100,000,000 authorized shares;
          29,295,542 shares issued and outstanding                         29,296
          Additional paid in capital - warrants                           170,729
          Additional paid in capital                                    5,987,140
          Accumulated deficit                                            (248,300)
          Deficit accumulated during development stage                 (2,597,400)
                                                                       ----------
      Total equity                                                      3,341,465
                                                                       ----------
Total liabilities and stockholders' equity                              4,330,855
                                                                       ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                            Amounts Since
                                                                                             Inception of
                                                                                             Development
                                                           For the three months ended       Stage, July 1,
                                                                  September 30,                2000 to
                                                          -----------------------------     September 30,
                                                             2006              2005              2006
                                                          -----------       -----------     --------------
Revenue - related companies
           Consulting fee income - related company             26,444            24,450          229,823
           Executive producer fees - related company               --            25,000          100,000
                                                          -----------       -----------       ----------
Total Revenue                                                  26,444            49,450          329,823
Expense
       General and administrative -
           Professional fees                                  155,909            60,431          954,146
           Management fees - related company                       --            45,300          325,932
           Other                                              230,398            90,130          949,500
       Write-off of investment in motion picture
       rights                                                      --                --           33,400
       Production expenses                                    329,166            24,621          409,689
                                                          -----------       -----------       ----------
       Operating loss                                        (689,029)         (171,032)      (2,342,844)
Other Income (Expense)
       Interest Income (Expense)                               (5,364)              400           (5,361)
       Impairment of investment - related company                  --                --         (233,621)
       Equity loss on investment - related company             (2,321)           (1,184)          (8,743)
                                                          -----------       -----------       ----------
Net loss before income taxes                                 (696,714)         (171,816)      (2,590,569)
       Taxes                                                    1,800                --            6,831
                                                          -----------       -----------       ----------
Net Loss                                                     (698,514)         (171,816)      (2,597,400)
                                                          ===========       ===========       ==========
Loss per common share - basic and diluted                      ($0.02)           ($0.01)
                                                          ===========       ===========
Weighted average number of common shares                   29,295,546        12,813,726
                                                          ===========       ===========
       Shares outstanding - basic and diluted

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                     Amounts Since
                                                                                                                      Inception of
                                                                                                                      Development
                                                                                  For the three months ended          Stage, July
                                                                                         September 30,                 1, 2000 to
                                                                                -------------------------------       September 30,
                                                                                    2006                2005               2006
                                                                                ------------       ------------       ------------
Cash flows from operating activities
       Net Loss                                                                 $   (698,514)      $   (171,816)      $ (2,597,400)
          Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
       Depreciation                                                                      186                187              1,466
       Stock-based compensation                                                       20,625             21,876            392,009
       Accretion of beneficial conversion feature - convertible debentures             8,020                 --              8,020
       Motion picture rights written off                                                  --                 --             33,400
       Executive services                                                                 --                 --             54,000
       Equity loss on investment - related party                                       2,321              1,184              8,743
       Impairment on investment - related party                                           --                 --            233,621
       Impairment of loan                                                                 --                 --              3,750
       Increase (decrease) in prepaids and other assets                               24,897             (3,462)           (23,723)
       Increase in accounts payable                                                  181,142                464            268,067
       Increase in accrued expenses                                                  (12,400)                --             35,967
       Increase in other receivables                                                      --                 --            (20,620)
                                                                                ------------       ------------       ------------

Net cash (used in) provided by operating activities                                 (473,723)          (151,567)        (1,602,700)
                                                                                ------------       ------------       ------------
Cash flows from investing activities
       Purchases of fixed assets                                                        (637)              (503)            (6,834)
       Recoupable advances                                                           (15,000)                --            (48,333)
       Investment in related company stock                                                --            (50,000)          (350,000)
       Production development costs                                                 (305,839)                --           (474,491)
       Deposits                                                                     (124,920)                --           (309,920)
       Options purchased                                                             (25,000)                --            (42,000)
       Other investments                                                             (35,072)           (37,500)           (85,898)
                                                                                ------------       ------------       ------------
Net cash (used in) provided by investing activities                                 (506,468)           (88,003)        (1,317,476)
                                                                                ------------       ------------       ------------

Cash flows from financing activities
       Due from related parties                                                      (19,147)                --            (46,087)
       Repayment to (from) related parties                                                --                 --             16,400
       Advances (to) from related companies                                               --                 --            (43,276)
       Due to related parties                                                        (33,362)           (31,143)          (130,847)
       Loans to related companies                                                    (65,000)           (16,250)          (140,550)
       Loans from related parties                                                     50,000                 --             55,000
       Proceeds from issuance of common stock subscriptions                               --                 --             27,500
       Proceeds from issuance of convertible debentures                                   --                 --            140,000
       Proceeds from issuance of debentures                                          650,000                 --            650,000
       Proceeds from issuance of common stocks                                       500,975            302,500          2,542,279
                                                                                ------------       ------------       ------------
Net cash (used in) provided by financing activities                                1,083,466            255,107          3,070,419
                                                                                ------------       ------------       ------------

Net increase (decrease) in cash                                                      103,274             15,537            150,242
Cash and cash equivalents, beginning of period                                        47,468             23,596                500
                                                                                ------------       ------------       ------------
Cash and cash equivalents, end of period                                        $    150,742       $     39,133       $    150,742
                                                                                ============       ============       ============

Supplemental Disclosure of Cash Flow Information:

Income taxes paid                                                               $         --       $         --       $         --
Interest paid                                                                   $         --       $         --       $         --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Recognition of beneficial conversion feature on convertible debentures          $     47,966       $         --       $     47,966

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2006.

ORGANIZATION AND NATURE OF OPERATIONS

Sibling Entertainment Group, Inc. was organized in 1995. The Company is engaged in the finance, development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the "Company," "we," "us," "SEGI," or "our" refers to Sibling Entertainment Group, Inc.

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

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at September 30, 2006 amounted to $248,300 and $2,597,400, respectively. The Company experienced net losses of $698,514 and $171,816 for the three months ended September 30, 2006 and 2005, respectively, and a cumulative net loss incurred since the development stage of $2,597,400. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #13, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Pictures, Inc. ("SPI"), Reel Love Production, Inc. ("RLPI"), Reel Love on Film, LLC ("RLOF"), Sibling Theatricals, Inc. ("STI"), Sibling Music Corporation ("SMC"), Hats Holdings, Inc. ("HHI") and Sibling Properties, Inc. ("SPPI") for the period from July 1, 2005 to June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION

The company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grand date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

This method requires the Company to account for these transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

3. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to another related company, the New Denver Civic Theatre, Inc., ("DCT") a Colorado not-for-profit corporation. Under the original agreement, DCT compensated the Company $6,600 per month for services as booking agent for the theatre, marketing services for the theatre's alternative uses, general services in the management of the theatre, the services of Executive Director James S. Cardwell and consulting services of a non-profit theatre. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $26,325 and $19,800

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

for the three months ended September 30, 2006 and 2005, respectively, and a cumulative amount since inception of development stage of $229,500. As of September 30, 2006, the Company recognized a total amount due purely for these services in the amount of $137,639.

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

As of September 30, 2006, DCT was indebted to the Company in the amount of $132,800 for money the Company had loaned to the theatre for operational expenses during and subsequent to the run of the production "Newsical the Musical". The Company loaned DCT $65,000 in the three months ended September 30, 2006. These loans carry annual interest at eight (8%) percent, and the Company has recorded interest income of $2,656 for the three months ended September 30, 2006, respectively.

At September 30, 2006, the Company recognized an aggregate net amount, including interest, of $261,501 due from related parties, including the $132,800 loans receivable noted above.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period ("Investment Period") at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment at any amount during any time during the Investment Period. As of September 30, 2006, the Company had invested an aggregate of $350,000 and received 700,000 shares of common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI, and the stock was accounted for by the equity method. We have recorded the value of our stock in SEI at fair value, or the same value that SEI has sold stock to third party investors at arms length. SEI continues to sell stock to third party investors at the same value at which we purchase stock, $0.50 per share The Company accounts for it's investment in SEI using the equity method of accounting and periodically re-evaluates its value to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the three months ended September 30, 2005 and 2006, we recognized equity losses of $1,184 and $2,321, respectively from this investment. In addition, we recognized an impairment in the amount of $233,621 at March 31, 2006 as a result of managements assessment of this investment. Management periodically tests the asset for impairment through the revision and revisiting of its expected future cash flows.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Summarized unaudited financial information of SEI is as follows:

                                                9/30/2006
                                               -----------
Current assets                                 $   287,553
Non-current assets                             $ 1,511,098

Current liabilities                            $ 1,143,276
Non-current liabilities                        $   246,542

                                                 3 months
                                                  ended
                                                 9/30/06
                                               -----------
Net revenue                                    $         0
Income (loss) from operations                  $   (53,458)
Net Income (loss)                              $   (53,458)

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. The amount was paid in the prior year and is included in Deposits at September 30, 2006 (see Note 5 below).

4. OTHER INVESTMENTS

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

On May 24, 2006, the Company invested $10,000 in a DVD release about Bariatrics. On August 28, 2006, the Company invested an additional $10,000 (for an aggregate of $20,000) in the Off-Broadway production of "The Bush Wars".

On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production "Once Around The Sun" ("OATS") as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI's share of Adjusted Net profits it receives as Managing Member of Solace, LLC. The Company paid this amount to SEI in full on June 13, 2005. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company's investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000. The Company also has invested an additional $21,870 into OATS during the three months ended September 30, 2006.

At September 30, 2006, other investments totaled $88,350.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

5. OPTIONS PURCHASED/DEPOSITS

The Company paid $20,000 for the rights to produce the musical based on the Red Hat Society. Options purchased also include $18,000 paid for the right to produce the independent film "Reel Love". The Company paid a deposit of $200,000 pursuant to the Letter of Intent with Dick Foster Productions, Inc. ("DFP"), and another to purchase 80% of the outstanding shares of DFP. In addition, the Company paid Jerry Lewis a deposit of $25,000 towards the purchase of the rights to develop and produce a new musical based upon his book, "Dean and Me" (a story about his experiences in the entertainment industry with Dean Martin). On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. The Company also deposited a $48,920 bond with Actors Equity Association ("AEA") to cover payroll and benefits costs for the acting company performing our production of "HATS!" at DCT. This deposit is refundable at the end of the run of "HATS!". Finally, the Company paid a deposit of $26,000 to DCT for the use of its theater space for "HATS!". This deposit is refundable at the end of the run of the production.

7. ADVANCES AND PREPAIDS

Advances and prepaid expenses represent stock issued in advance to consultants for services to be provided in the future; $19,479 for Zbigniew Mania, $2,083 for Moneta Capital Advisors and $1,250 for Romano, Ltd. This account also includes $872.50 in prepaid legal fees.

8. RECOUPABLE ADVANCES

On November 4, 2005, the Company entered into a 12 month consulting agreement with Moneta to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued 100,000 shares, at a price of $0.25 per share, which cover the contractual period November 1, 2005 to October 31, 2006. Included in the monthly fees paid to Moneta are recoupable advances of $3,333 per month for the first four months and $5,000 for each month thereafter for the value of services, or an aggregate of $15,000 for the three months ended September 30, 2006. At September 30, 2006, the Company had $48,333 in recoupable advances.

9. SHORT TERM LOAN PAYABLE

On September 22, 2006, the Company borrowed $50,000 from Brendan Rempel (a shareholder and Partner of Moneta Capital Advisors) as a short-term loan, bearing an interest rate of 5.5% and payable on demand. This loan was subsequently paid in full with interest on October 24, 2006.

10. LONG TERM LIABILITIES - CONVERTIBLE DEBENTURES

The Company has offered for sale an aggregate principal amount of $650,000 of "Series H" convertible debentures. For value received, the Company promises to pay to subscriber and/or holder the principal sum no later than one (1) year from the original issue date including accrued and unpaid interest of 8% per annum. The debentures also provide for a contingent interest premium of 0.10% on net profits from operations of Hats Holding Inc., a subsidiary of the company. The Company shall have the right to extend the maturity date by an additional six (6) months upon the issuance of an additional six thousand (6,000) warrants. As of September 30, 2006, the Company had raised the full $650,000 and the offering has been closed. The debentures include common stock purchase warrants for 6,000 common shares for each unit purchased (unit consisting of $10,000 in principal plus these warrants for $10,000), convertible at $0.55 per share for three years (Series H-1 warrants). In addition, the debentures are convertible into common stock at $0.50 per share and common stock purchase warrants, with two warrants for every $1 of principal converted (one Series H-2 warrant, exercisable at $0.75 for five years and one Series H-3 warrant, exercisable at $1.00 for five years). The Company discounted the total value of the convertible debentures in the amount of $47,966 to recognize the intrinsic value of the beneficial conversion option underlying the convertible debentures. Amortization of the related debt discount of $8,020 was recognized during the three months ended September 30, 2006, resulting in a net carrying value of the debentures of $610,055.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

11. COMMON STOCK ISSUANCES

On June 7, 2006, the Company commenced an offering pursuant to which it would offer and sell up to a maximum, aggregate of 1,000,000 ("Unit(s)"). The initial price of each unit was two dollars ($2.00) for a total aggregate principal amount of $2,000,000. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement On September 24, 2006, the Company revised the terms of its Series F Offering whereby the price per Unit changed from $2.00 per Unit to $1.40 per Unit, or 1,428,575 Units, or $1,999,999.40 in the aggregate. Prior to this change, the Company had received $306,000 from eight investors under its Series F Offering. Under the $1.40 per Unit terms, the Company had raised $194,975 as of September 30, 2006.

As of September 30, 2006, the Company had sold 375,719 Units, or 1,169,074 shares in the aggregate, or $500,975 in the aggregate. This offering is currently open.

On June 14, 2006, the Company entered into an agreement with Zbigniew Mania to consult and assist the Company in structuring, operating and growing its business and with advisory and consulting services related to real estate, leasing and financial matters related to the DCT as reasonably requested by the Company in exchange for 100,000 shares of common stock and 150,000 series G-1 warrants. The contract covers the period June 15, 2006 to June 14, 2007. The expense will be recorded as compensation at the fair value of the stock and warrants issued of $27,500 in equal amounts over each quarter. Warrants were valued based on the Black-Scholes Model of valuation. Expense of $6,875 has been recognized for the three months ended September 30, 2006. Each G-1 warrant will entitle the warrant holder to purchase one share of the Company's common stock at a price of $0.55 per share for a period of three (3) three years.

On October 16, 2005, the Company entered into an agreement with Romano, Ltd. to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expense was recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share, or $7,500 for the three months ended September 30, 2006, resulting in a portion recognized as prepaid (see Note 7).

On November 4, 2005, the Company entered into an agreement with Moneta Capital Advisors Inc., to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period November 1, 2005 to October 31, 2006. The expense was recorded as compensation at the fair market value of the stock and warrants (see below) issued, in four equal amounts in each of the four quarters over the contract term, or $6,250 for the three months ended September 30, 2006, resulting in a portion recognized as prepaid (see Note 7). Under the contract the Company additionally granted 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years. The Company valued these warrants using the Black-Scholes model of valuation. Additionally, there was an addendum dated May 8, 2006 signed between Moneta and the Company under which the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to Five Million (5,000,000) shares of the Company's stock, $.001 par value per share and at an exercise price of $0.275 per share. These warrants shall be held in trust and shall be issued as compensation for services rendered contingent upon the successful completion of a merger between the Company and Sona. We did not recognize the value of these warrants because there is no material disincentive for non-performance under the agreement. Further, under the contract the Company shall grant Moneta up to 228,000 warrants to purchase 228,000 shares of the Company's common stock contingent upon Moneta raising its share of the SOFIA movie fund.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

On March 15, 2006, the Company entered into an agreement with Venture Catalyst, LLC to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covered the period March 15, 2006 to September 15, 2006. The expense has been recorded as compensation at the fair market value in each month over the contract term or $20,625 for the three months ended September 30, 2006.

As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the period ended September 30, 2006, warrants were valued under the Black-Scholes model using the following assumptions: volatility - 33% (based on estimate of industry norm), dividend yield - 0, risk-free rate - 5.25%.

12. SHARE EXCHANGE AGREEMENT

On June 17, 2005, the Company entered into a share exchange agreement with SPI and all of the shareholders of SPI, where the Company agreed to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000 shares of the Company's common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each share of SPI issued and outstanding on June 17, 2005. SPI is engaged in the acquisition of rights to, and development of, features films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. SPI had entered into an agreement with J.P. Turner & Company to solicit and promote the SPFLLC to accredited investors, and the agreement was negotiated along with business models prepared by the Company on behalf of its consulting agreement with SEI and SPI. It was believed that the work performed to date and contracts and assets developed by SPI had value. The Company continued interest and involvement of the advancement of SPI provided the Company's desire along with its advisors to acquire SPI. As a result of the share exchange, the Company also gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC ("RLFLLC") and its managing member, Reel Love Productions, Inc., ("RLPI") formed to develop, finance and produce the film "Reel Love." As a result of this transaction, SEI gained an ownership interest of 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common control in connection with the acquisition of SPI. No group of shareholders and their family members hold greater than 50% interest in each of these entities. Further, no contemporaneous written evidence of an agreement to vote a majority of the entities' shares in concert exists between any of these shareholders. Therefore, we believe that common control does not exist. Therefore, as a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005. The Company has re-evaluated the projected cash flows of SPI since June 30, 2006 and has determined that such values exceed the value of the reporting unit including recorded goodwill at September 30, 2006 and at the time of the filing of this report, and therefore no goodwill impairment is indicated for the three months ended September 30, 2006.

13. SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

Since September 30, 2006, we sold 445,859 units of our Series F offering, or $524,099, or 1,783,428 shares. The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $624,199 subsequent to September 30, 2006. Each Unit sold includes four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

LOANS TO THE NEW DENVER CIVIC THEATRE

On October 4, 2006, we entered into a loan agreement with DCT whereby we loaned $10,000, bearing an interest rate at eight (8%) percent and payable on demand.

OPENING OF "HATS!" AT DCT

The first performance of "HATS! - A Musical for the Rest of Your Life", a new musical based on the ideas and philosophies of the Red Hat Society and produced by Hats Denver LLC, was on October 7, 2006 and the official "premiere" was on October 11, 2006 at the DCT. The DCT reported that this production of HATS! has broken box office records for DCT, received great reviews, and attracted audiences from numerous states during its first four performances. The sole investor of Hats Denver LLC is Sibling Theatricals, Inc., a wholly owned subsidiary of the Company. The Managing Member of Hats Denver LLC is Hats Holdings, Inc. (a company organized to license HATS! and related merchandiser and other rights around the world). Hats Holdings, Inc. is a wholly owned subsidiary of Sibling Theatricals, Inc.

REPAYMENT OF LOAN PAYABLE

On September 22, 2006, the Company borrowed $50,000 from Brendan Rempel (a shareholder and Partner of Moneta Capital Advisors) as a short-term loan, bearing an interest rate of 5.5% and payable on demand. This loan was subsequently paid in full with interest on October 24, 2006.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film production, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ended March 31, 2006, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

We currently operate four divisions including live-stage theatrical production, independent feature film production, theatrical real estate and theatrical management, and music publishing and distribution under the following subsidiaries: Sibling Theatricals, Inc. ("STI"), Sibling Pictures, Inc.("SPI"), Sibling Properties, Inc.("SPPI") and Sibling Music Corporation ("SMC"), respectively. We are also pursing the acquisition of a music publishing and/or distribution company, and a theater ticket brokerage and group sales company. Each division actively pursues to identify, select, finance, develop and produce one or more unique project or properties correlating with the primary activity of the division. Our strategy will also include the coordination of synergetic elements between divisions to provide optimal development for each project or property.

Our theatrical division under STI is actively engaged in several new theatrical properties including the development of a new musical entitled "HATS!" licensed from and in association with the Red Hat Society, Inc. (a private Nevada Corporation operating international with over 1.5 million members). This project will be operated under HATS Holding, Inc. (a Delaware Company) to license or produce HATS!, including the world premiere in Denver, Colorado opening October 7, 2006. Our film division through one or more subsidiaries has formed a film fund organized to finance two or three independent films. Our theatrical management division and our theatrical real estate division are actively engaged in representing clients including the management of their projects and properties (see Current Operations).

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Each project whether a play, a musical, an independent film, an author, a theatre or other commercial exploitation, will be organized and managed through either a limited liability company, limited partnership or other variable interest entity. The majority of projects will be financed through the sale of limited interests therein to high net worth "accredited investors" investors, corporate sponsors, theatre owners, strategic partners and other supporters of performing arts in film and theatre developed by us and through certain of our officers and directors during their careers. Our control or ownership of any single project or property may vary from a small token interest to partial or joint management and control to total ownership, management or control.

To date, the origination, management, executive producer and administrative fees we charge each client, or each project during the initial stages of a project's development, together with the participation and receipt of ongoing fees, royalties and distributions of profits from retained interests, has been the primary source of our revenues. In the future, it is anticipated that gross box office income will become the primary source of our revenues.

B. Corporate History

Sibling Entertainment Group, Inc., formerly Amici Ventures, Inc., ("SEGI") was organized under the laws of the State of New York in September 1995. In 1997, we acquired Maxwell Entertainment, Inc. ("MEI") from Mitchell Maxwell and Victoria Maxwell and originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects. In November 1999, we formed the AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC ("Dream") and began to reduce our interest in and pursuit of the development and production of plays, musicals and films. Later, we solely focused on the pursuit and distribution of motion pictures primarily over the Internet. This decision and refocus of our operational plans away from production of live stage properties and independent feature films led to Mitchell Maxwell's and Victoria Maxwell's resignation as officers and directors.

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

This change ultimately led to a change in our management and control in October 2003 and a return to our original core operational plan to pursue the finance and production of live-stage theatrical, independent feature films and theatrical real estate and related synergetic businesses. The change of control included the return of our executive officers and director, Mitchell Maxwell, President ("MM") and Victoria Maxwell, Vice President ("VM") along with James Cardwell, CFO ("JC"). MM, VM and JC were and continued to be officers and directors of Sibling Entertainment, Inc., ("SEI") a private company engaged in similar business activities. This close association resulted in our relocation of corporate offices and the sharing of office overhead costs including the costs and compensation of its officers and staff with SEI (see Related Party Activities).

The ownership percentage and role of our executive officers Mitchell Maxwell, Victoria Maxwell and James Cardwell at the time of this filing are as follows:

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                SEGI                               SPI                                 SEI
                   ------------------------------       ----------------------------     --------------------------------
                    Percent         Role                Percent         Role             Percent           Role
                    -------         ----                -------         ----             -------           ----
Mitchell Maxwell *    8.31%  President, Director          0.00%  None                      8.22%  President, Director
                             VP, Secretary,
Victoria Maxwell      7.97%  Director                     0.00%  President, Director       4.20%  VP, Secretary, Director
James Cardwell        3.97%  CFO, Director                0.00%  Secretary, Director       0.00%  CFO, Director
                   --------                             -------                          -------
TOTAL                20.25%                               0.00%  **                       12.42%

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

On June 17, 2005 we entered into a share exchange agreement with Sibling Pictures, Inc. ("SPI"), and all of the shareholders to acquire all of the issued and outstanding shares of SPI in consideration of the issuance of an aggregate of 10,785,000, shares of the Company's common stock on a basis of 60,000 Company shares for each share of SPI. Our acquisition of SPI also included its subsidiaries, Sibling Pictures Fund, LLC ("SPFLLC"), Reel Love on Film LLC ("RLFLLC") and Reel Love Productions, Inc., ("RLPI"). As a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005. Further detail concerning the associations these entities have among one another follows in the points below:

      o SPI was originally organized on May 18, 2004 by SEI along with MM, VM, JC and others, At the same time, SPI formed SPFLLC, a wholly owned subsidiary, a Delaware corporation, as the investment vehicle to finance and fund two or three independent films to be produced by SPI.

      o In February 2005, SEI and SPI entered into an agreement with J.P. Turner & Company LLC ("Turner") to promote and offer for sale to "accredited investors" interests in SPFLLC.

      o On June 1, 2005, SEI transferred all outstanding shares and interest in RLFLLC and its managing member, RLPI formed to develop, finance and produce the film "Reel Love", to SPI.

      o Prior to our acquisition of SPI, we were contracted by SPI to provide consulting services in exchange for fees for services in the formation of SPFLL and the related negotiations with Turner and related ongoing matters.

On January 17, 2006, entered into employment contracts with MM, VM and JC (the "Executive Employees") for a term of three (3) years.

      o Each agreement allows the Executive Employee's ongoing position and association with SEI, except that each Executive Officer may not devote over ten (10%) percent of their professional working hours to SEI and SEI will not actively pursue, acquire the additional rights to any new entertainment projects that is deemed competitive with the business of Sibling, except for passive investment interests, limited partnership or limited liability membership interests.

      o These agreements also reflected each Executive Employee's position as a member of the Board of Directors of Denver Civic Theatre, Inc. (a Colorado Charitable Non-Profit Organization).

      o     The  agreements   also  reflected  MM's  ownership  and  control  of
            Zachwell, Ltd. and Zia, Ltd and VM's ownership and control of Victoria Maxwell Consulting, Inc. and their continued right to own these companies that may hold investments and/or other financial arrangements, including but not limited to, royalties, net profits, fees or other arrangements for work, services or investments made in productions organized and financed prior to their engagement with the Company.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

C. Current Operations

We currently engage in the following:

o     purchase and exploitation of literary rights as well as investments in the
      production  of  both  film  and   live-stage   properties   including  the
      following::

            o an "HATS! - A Musical for the Rest of Your Life" based upon the women and spirit ("HATS!") of Red Hat Society, Inc. ("RHS") opened in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 through an exclusive license with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

            o the ongoing negotiations with Harrah's Entertainment, Inc. and one or more of its properties ("Harrah's) including Harrah's New Orleans to open additional companies of HATS! beginning in January 2007 in New Orleans and other participation in licensing rights of the trademarks associated with HATS! and the selling of HATS! merchandise throughout Harrah's.

            o the ongoing negotiations with the world-renowned comedian and entertainer Jerry Lewis for the development of a new musical based upon his book "DEAN & ME," a story of his life with Dean Martin.

            o     the  ongoing  negotiations  with Mr.  Angel,  Inc. (a Colorado
                  Corp) to develop and produce a new musical entitled "Hallelujah! Mr. Angel" written by Marcia Dodge and Anthony Dodge and composed by Morris Bernstein. The controlling interest of Mr. Angel, Inc. is held by Richard Bernstein, a director and officer of the Company.

            o the ongoing negotiations with Bernstein Corporations Entertainment, Inc. d/b/a Finer Arts Records ("Bernstein Corp.") to produce the cast album of HATS! in November 2006. The controlling interest in Bernstein Corp is held by Richard Bernstein ("RB"), a director and officer of the Company.

            o the ongoing negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of Sibling Music Corp, a wholly owned subsidiary of the Company.

            o     an  option  to  produce  the   screenplay   REEL  LOVE  as  an
                  independent feature film.

            o the ongoing negotiations with URL Productions, Inc. ("URL") to co-produce "ONCE AROUND THE SUN" ("OATS") for Broadway with URL Productions, Inc.

            o     an  investment   in  the  residual   income  from  the  future
                  off-Broadway production income and the subsequent exploitation of musical OATS originally co-produced between URL and SEI:

      o the development of an independent film production business through the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

      o the management agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors VM, MM, JC and, Richard Bernstein ("RB") also serve as members of its board of directors.;

      o the management agreements with independent theatrical and/or film production companies including or the acquisition of, or management of theatrical real estate;

      o the financial consulting agreement with SEI and SPI led to the acquisition of SPI and its subsidiaries.

      o     additional consulting arrangements are being sought.

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

D. Industry Analysis

Our entertainment business plan encompasses several different specific industries unique within their own disciplines including our primary production commercial "for-profit" of live-theatre for Broadway, plus other regional productions in professional theatres, the production of independent feature films, the management and ownership of live-stage theatrical real estate venues and the consulting of "not-for-profit" and professional theatres.

The following is a brief overview of the different industry venues in which we intend to operate or have commenced operations.

Theatre Overview

Live commercial theater business has historically been centered in New York City (Broadway and Off- Broadway) and London's West Side. Over the last several decades, the theater business in North America has grown rapidly in markets outside New York City ("touring markets") as well as numerous independent professional theatres for the production of smaller "sit-down" productions. In addition, the numbers of new not-for-profit theatre companies, as well as large scale performing arts centers, has allowed the industry a steady growth in all aspects of the theatrical industry. Information derived from publicly available sources, indicate that "Broadway" productions contribute over $4.3 billion to the NYC economy each year from over $771 million in box office grosses.

New York Theatrical Industry

Our Management believes that we will acquire and develop productions for both Broadway and Off-Broadway based upon the experience of our principal officer's prior history that developed and produced several prior Broadway and Off-Broadway productions. Almost all productions presented for the stage are financed and capitalized in private and/or public offerings for with a "single purpose" limited partnership or limited liability corporation. As a producer, we would normally act as a general partner or managing member and seek to receive our share of income and monies from several key areas customary to the theatrical industry including:

      o Producer fees -- budgeted fees paid in the development, management and production a play or musical, or other live-stage event. Such fees are commensurate with the size of the budget.

      o Office fees -- weekly fees paid to contribute and support the costs of a producer's office and overheads.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

Regional Professional and "not-for-profit" Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and "not-for profit" theatres through the United States will play a strategic roll in our growth. There are many lesser known productions and smaller productions, as well as National Tours of Broadway and Off-Broadway productions that we can derive participation as a producer similar to the fees and income derived as a Broadway or Off- Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide with additional income. In addition, the development of new works bound for Broadway and Off-Broadway is difficult to achieve without our ability to successfully test early versions of new works in regional theatres.

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

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

      1. We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2003, 2004 and 2005. The accumulated deficit and deficit accumulated during the development stage at September 30, 2006 amounted to $248,300 and $2,597,400, respectively. We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

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

      3. Control of Company. Our six largest shareholders own 14,298,328 shares, approximately 48.81% of our existing issued and outstanding stock as of September 30, 2006. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

F.    Operating  Results for the Three Months Ended September 30, 2006 and 2005:

Revenues - Revenues for the three months ended September 30, 2006 and 2005 equaled $26,444 and $96,167, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and $6,600/month during the three months ended September 30, 2006).

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended September 30, 2006 were $386,307 compared to $195,861 during the three months ended September 30, 2005 representing an increase of $190,446. This increase was primarily due to payroll expenses of approximately $167,761 during the three months ended September 30, 2006, compared to $34,761 during the three months ended September 30, 2005, due to the hiring of additional employees. Our consulting fees also increased to $89,687 for the three months ended September 30, 2006 from $31,875 for the three months ended September 30, 2005, or $57,812, due to the additional consulting services of Romano, Ltd., Moneta Capital Advisors and Venture Catalyst, LLC, who we had not hired in the three months ended September 30, 2005. Accounting fees increased to $44,044 for the three months ended September 30, 2006 from $11,350 for the three months ended September 30, 2005, or $32,964. Inversely, management fees decreased $45,300, from $45,300 for the three months ended September 30, 2005 to $0 for the three months ended September 30, 2006, due to the termination of the management contract between SEI and the Company.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended September 30, 2006 of $698,514 compared to $171,816 for the three months ended September 30, 2005 is due primarily to higher production expenses, which totaled $329,166 and $0 for the three months ended September 30, 2006 and 2005, respectively. Payroll expenses were also higher, totaling $167,761 and $34,761 for the three months ended September 30, 2006 and 2005, respectively. Professional and legal fees totaled $155,908 and $105,731 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $50,177.

Liquidity and Capital Resources: At September 30, 2006 we had $150,742 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

During and subsequent to the three and three months ended September 30, 2006, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                For the three months ended
                                                    September 30, 2006
                                             -------------------------------
Source                                           Cash            Cash
                                               Proceeds       Disbursements
                                             ------------     -------------
Non-related party activities:

    Sale of common stock                          500,975                --
    General and administrative expenses                --           386,307
Related party activities:

    DCT - management services provided             26,444                --
                                             ------------------------------
TOTAL                                        $    527,419      $    386,307

For the three months ended September 30, 2006, we had received $500,975 in the aggregate from the sale of common stock to third party investors. We had also spent $386,307 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. Concerning related parties, for the year ended June 30, 2005, we received $26,444 from DCT for management, marketing and booking services provided.

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

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS - On June 7, 2006, the Company commenced an offering pursuant to which it will offer and sell up to a maximum, aggregate of 1,428,575 ("Unit(s)"). The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $1,999,999.40. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. As of September 30, 2006, the Company sold 423,578 Units, or 1,303,074 shares in the aggregate, or $567,975 in the aggregate. This offering is currently open.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

Loans to the New Denver Civic Theatre

As of September 30, 2006, we have loaned DCT an aggregate of $132,800, bearing an interest rate of eight (8%) percent. The Company loaned DCT $65,000 in the three months ended September 30, 2006.

B. Subsequent Events

Issuance of Common Stock

Since September 30, 2006, we sold 347,359 units of our Series F offering, or $524,099, or 1,497,428 shares. The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $1,999,999.40. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company's common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement.

Loans to the New Denver Civic Theatre

On October 4, 2006, we entered into a loan agreement with DCT whereby we loaned $10,000, bearing an interest rate at eight (8%) percent and payable on demand.

Opening of "HATS!" at DCT

The first performance of "HATS! - A Musical for the Rest of Your Life", a new musical based on the ideas and philosophies of the Red Hat Society and produced by Hats Denver LLC, was on October 7, 2006 and the official "premiere" was on October 11, 2006 at the DCT. The DCT reported that this production of HATS! has broken box office records for DCT, received great reviews, and attracted audiences from numerous states during its first four performances. The sole investor of Hats Denver LLC is Sibling Theatricals, Inc., a wholly owned subsidiary of the Company. The Managing Member of Hats Denver LLC is Hats Holdings, Inc. (a company organized to license HATS! and related merchandiser and other rights around the world). Hats Holdings, Inc. is a wholly owned subsidiary of Sibling Theatricals, Inc.

                        SIBLING ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

     SIGNATURE                                  TITLE                                DATE
By: /s/ Mitchell Maxwell               President and Director                  November 20, 2006
------------------------
Mitchell Maxwell

     SIGNATURE                                  TITLE                                DATE

By: /s/ James S. Cardwell              Chief Financial Officer,                November 20, 2006
------------------------      Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE                                       TITLE                                DATE

By: /s/ Victoria Maxwell            Vice President and Director                November 20, 2006
------------------------
Victoria Maxwell

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                  TITLE                                DATE
By: /s/ James S. Cardwell              Chief Financial Officer,                November 20, 2006
------------------------      Principal Accounting Officer and Director
James S. Cardwell

     SIGNATURE                                  TITLE                                DATE

By: /s/ Mitchell Maxwell               President and Director                  November 20, 2006
------------------------
Mitchell Maxwell

SIGNATURE                                       TITLE                                DATE

By: /s/ Victoria Maxwell             Vice President and Director               November 20, 2006
------------------------
Victoria Maxwell