Form 10KSB/A
period 2006-06-30
Sibling Entertainment Group, Inc.
filed 2006-12-15
CIK 1057222

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

None.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
Form 10-KSB
Year Ended June 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A, which amends and restates items identified below with respect to the Form 10-KSB/A, filed by Sibling Entertainment Group, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on December 13, 2006 (the “Original Filing”), being filed to reflect the amendment to the description of our financial statements for the year ended June 30, 2006.

Our management concluded that the Company’s previously filed financial statements did not clearly indicate that our current auditors did not audit our cumulative information as shown on our financial statements. To correct this, we have clearly indicated that the cumulative information on our financial statements is unaudited and have included a footnote which states that our current auditors did not audit the financial statements for the period of Development Stage July 1, 2000 through June 30, 2004, as current auditors were engaged on May 12, 2005, and that our previous auditors are no longer doing business as a CPA firm. In addition, our auditors have revised the audit opinion letter to clearly reflect this circumstance.

This Form 10-KSB/A only amends and restates certain information in Item 1 (Financial Statements), and such amendment and restatement with respect to Item 1 only reflects the restatement of the financial statements as described above. These changes represent revisions to language only in our financial statements. These changes do not present a quantitative impact to our financial statements. The Company will restate in its financial statement disclosures, as follows. Except for the foregoing amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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
(Formerly Amici Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Sibling Entertainment Group, Inc. (a development stage company) (formerly Amici Ventures, Inc.) and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2006, and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group, Inc. and subsidiaries as of June 30, 2006 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

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

As described in Note 19 to the financial statements, the financial statements have been restated to clearly present the inception-to-date financial information as unaudited, as it is impractical for the Company to obtain an auditors’ report on such information from the prior auditor.

ROSENBERG, RICH, BAKER, BERMAN & CO.

Bridgewater, New Jersey
October 23, 2006, except for Note 19, which date is December 14, 2006

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2006 (unaudited)

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to June 30, 2006 (unaudited)

	2006	2005
Cash flows from operating activities
Net Loss	$(1,444,614)	$(298,584)	$(1,898,886)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	747	533	1,280
Stock-based compensation	277,634	93,750	371,384
Motion picture rights written off	—	—	33,400
Executive services	—		54,000
Equity losses on investment - related party	2,069	4,353	6,422
Impairment of investment - related party	233,621	—	233,621
Impairment of loan	3,750	—	3,750

Changes in operating assets/liabilities:
Increase (decrease) in prepaids and other assets	(48,620)	—	(48,620)
Increase in accounts payable	58,458	16,467	86,925
Increase in accrued expenses	49,157	—	48,367
Increase in other receivables	(20,620)	—	(20,620)

Net cash used in operating activities	(888,418)	(183,481)	(1,128,977)

Cash flows from investing activities
Purchases of fixed assets	(2,466)	(3,731)	(6,197)
Recoupable advances	(33,333)	—	(33,333)
Investment in related company stock	(50,000)	(300,000)	(350,000)
Production development cost outlays	(168,652)	—	(168,652)
Deposits	(185,000)	—	(185,000
Options purchased	(14,500)	(2,500)	(17,000)
Other investments	(13,326)	(37,500)	(50,826)

Net cash used in investing activities	(467,277)	(343,731)	(811,008)

Cash flows from financing activities
Due from related parties	—	27,183	(26,940)
Repayment from (to) related parties	26,400	—	16,400
Advances (to) from related companies	(103,977)	—	(43,276)
Due to related parties	(8,860)	(88,625)	(97,485)
Loans to related companies	(67,800)	(7,750)	(75,550)
Loans from related companies	5,000	—	5,000
Proceeds from issuance of common stock subscriptions	—	27,500	27,500
Proceeds from issuance of convertible debentures	—	140,000	140,000
Proceeds from issuance of common stocks	1,528,804	452,500	2,041,304

Net cash (used in) provided by financing activities	1,379,567	550,808	1,986,953

Net increase (decrease) in cash	23,872	23,596	46,968
Cash and cash equivalents, beginning of period	23,596	—	500

Cash and cash equivalents, end of period	$47,468	$23,596	$47,468

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Supplemental disclosure:

Income taxes paid	$2,975	806	5,031

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

GOING CONCERN

As shown in the consolidated financial statements, the accumulated deficit and deficit accumulated during the development stage amounted to $248,300 and $1,898,886, respectively, at June 30, 2006. The Company experienced a net loss of $1,444,614, $298,584 and $1,898,886 for the years ended June 30, 2006 and 2005 and from July 1, 2000 (date of inception) to June 30, 2006, respectively. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of both debentures and common stock. The results of these ongoing activities to date are described in Note #19, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

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

18.	UNAUDITED CUMULATIVE AMOUNTS SINCE INCEPTION OF DEVELOPMENT STAGE

The Company’s current auditors did not audit Company’s financial statements for the period of Development Stage July 1, 2000 through June 30, 2004, as current auditors were engaged on May 12, 2005. We have been advised by the former Managing Partners of Livingston, Wachtell & Co. LLP (“Wachtell”) that Wachtell is no longer doing business as a CPA firm as of February 15, 2006. Given subsequent restatements of Company’s financial statements for the aforementioned period and impracticability for the Company to reissue an audit report for aforementioned period due to the termination of the former auditors’ practice, the Cumulative Accounts since Inception of Development Stage, July 1, 2000 to June 30, 2006 are reported unaudited.

19.	SUBSEQUENT EVENTS

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS (continued)

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

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	December 14, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

Chief Financial Officer, Principal Accounting
By: /s/ “James S. Cardwell”	Officer and Director	December 14, 2006

James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	December 14, 2006

Victoria Maxwell

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ “Mitchell Maxwell”	President and Director	December 14, 2006

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ “James S. Cardwell”	Chief Financial Officer,	December 14, 2006
Principal Accounting Officer and Director
James S. Cardwell

SIGNATURE	TITLE	DATE

By: /s/ “Victoria Maxwell”	Vice President and Director	December 14, 2006

Victoria Maxwell

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Item 9.01.	Financial Statements and Exhibits.

(c) Exhibits.

-NONE-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIBLING ENTERTAINMENT GROUP, INC.

Dated: December 14, 2006	By: /s/ James Cardwell

James Cardwell, Chief Financial Officer,
Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

NONE