Form 10QSB
period 2006-12-31
Sibling Entertainment Group, Inc.
filed 2007-03-19
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File No: 333-60958

SIBLING ENTERTAINMENT GROUP, INC.

(Name of small business in its charter)

New York	No. 13-3963541

(State or other jurisdiction of incorporation or organization)	(IRS -- Employer Identification No.)

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

Common Stock, $.001 par value, 32,274,786 shares at March 5, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   NO ☒.

SIBLING ENTERTAINMENT GROUP, INC.

Form 10-QSB

Quarter Ended December 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

December 31,
2006 Consolidated
Assets
Current assets
Cash	69,468
Due from related parties	195,179
Advances and prepaids	171,312
Loans receivable – related party	145,871
Other receivables	17,233

Total current assets	599,064
Fixed assets
Computer equipment, net of accumulated depreciation	5,181

Total Fixed Assets	5,181
Other assets
Goodwill	2,779,624
Recoupable advances	63,333
Deposits	455,753
Production development costs	504,191
Investment in related companies	104,729
Other investments	39,824
Options purchased	20,000

Total other assets	3,967,454

Total assets	4,571,699

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	512,591
Other accounts payable	50,000
Accrued expenses	68,886
Income taxes payable	1,955
Liabilities to be settled in stock	18,750
Due to related parties	—
Short term loans payable	92,755
Payroll liabilities	619

Total current liabilities	745,557
Loan payable	66,403
Long term convertible debentures, net of discount	622,145

1,434,104
Total liabilities
Equity
Common stock $0.001 par value; 100,000,000 authorized shares; 31,744,710 shares issued and outstanding	31,745
Additional paid in capital – warrants	258,275
Additional paid in capital	6,649,943
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(3,554,069)

Total equity	3,137,594

Total liabilities and stockholders’ equity	4,571,699

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31,
	For the six months ended December 31,		For the three months ended December 31,
	2006	2005	2006	2005	2006
Revenue – related companies
Gross Box Office Revenues	436,429	—	436,429	—	436,429
Consulting fee income related company	52,849	50,775	26,405	26,325	256,228
Executive producer fees – related company	—	50,000	—	25,000	100,000

Total Revenue	489,278	100,775	462,834	51,325	792,657

Expense
General and administrative –
Professional fees	314,333	154,559	158,424	94,128	1,112,570
Management fees – related company	—	104,100	—	58,800	325,932
Other	544,893	169,203	314,495	79,073	1,263,995
Write-off of investment in motion picture rights	4,996	—	4,996	—	38,396
Production expenses	1,257,775	24,661	928,609	40	1,338,298

Operating loss	(1,632,719)	(351,748)	(943,690)	(180,716)	(3,286,534)

Other Income (Expense)
Interest Income (Expense)	(14,707)	800	(9,343)	400	(14,704)
Impairment of investment – related company	—	—	—	—	(233,621)
Equity loss on investment – related company	(5,227)	(1,688)	(2,906)	(503)	(11,649)

Net loss before income taxes	(1,652,654)	(352,636)	(955,939)	(180,819)	(3,546,508)
Taxes	2,530	—	730	—	7,561

Net Loss	(1,655,184)	(352,636)	(956,669)	(180,819)	(3,554,069)

Loss per common share – basic and diluted	($ 0.06)	($ 0.02)	($ 0.03)	($ 0.01)

Weighted average number of common shares	29,805,377	23,036,033	28,926,290	23,931,196
Shares outstanding – basic and diluted

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to December 31,
	2006	2005	2006
Cash flows from operating activities
Net Loss	$(1,655,183)	$(352,636)	$(3,554,069)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	373	374	1,653
Stock-based compensation	20,625	57,500	392,009
Accretion of beneficial conversion feature – convertible debentures	20,110	—	20,110
Motion picture rights written off	—	—	33,400
Executive services	—	—	54,000
Equity loss on investment – related party	5,227	1,688	11,649
Impairment on investment – related party	—	—	233,621
Impairment of loan	—	—	3,750
Changes in operating assets/liabilities:
Increase (decrease) in prepaids and other assets	14,852	(15,466)	(33,768)
Increase in accounts payable	463,155	3,618	550,080
Increase in accrued expenses	14,681	—	63,048
Increase in other liabilities – stock subscriptions	8,750	—	8,750
Other investments	25,000	—	25,000
Options purchased	18,000	—	18,000
Increase in other receivables	619	—	(20,001)

Net cash (used in) provided by operating activities	(1,063,790)	(304,923)	(2,192,767)

Cash flows from investing activities
Purchases of fixed assets	(637)	(1,026)	(6,834)
Recoupable advances	(30,000)	—	(63,333)
Investment in related company stock	—	(50,000)	(350,000)
Production development costs	(335,539)	—	(504,191)
Deposits	(270,753)	—	(455,753)
Options purchased	—	(37,500)	(17,000)
Other investments	(13,998)	(50,000)	(64,824)

Net cash (used in) provided by investing activities	(650,927)	(138,526)	(1,461,935)

Cash flows from financing activities
Due from related parties	(85,625)	(49,075)	(112,565)
Repayment to (from) related parties	—	—	16,400
Advances (to) from related companies	—	—	(43,276)
Due to related parties	(33,362)	—	(130,847)
Loans to related companies	(78,071)	(16,250)	(153,621)
Loans from related parties	20,000	—	25,000
Proceeds from issuance of common stock subscriptions	10,000	—	37,500
Proceeds from issuance of convertible debentures	—	—	140,000
Proceeds from issuance of debentures	650,000	—	650,000
Proceeds from issuance of common stocks	1,253,775	517,500	3,295,079

Net cash (used in) provided by financing activities	1,736,717	452,175	3,723,670

Net increase (decrease) in cash	22,000	8,726	68,968
Cash and cash equivalents, beginning of period	47,468	23,596	500

Cash and cash equivalents, end of period	$ 69,468	$ 32,322	$ 69,468

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Supplemental Disclosure of Cash Flow Information:

Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Recognition of beneficial conversion feature on convertible debentures	$47,966	$—	$47,966
Recognition of debt obligations to consultant	$134,158	$—	$134,158

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB/A for the year ended June 30, 2006.

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

The Company seeks to operate specific divisions through wholly owned subsidiaries, each of which is focused on a particular segment of the entertainment industry. Each division is developed internally as well as through acquisitions of production companies engaged in similar activities. The primary divisions shall be aligned with key entertainment industries including: film production, theatre production, entertainment based real estate and music publishing and distribution. The Company seeks to coordinate efforts between each division to provide optimal development for each project.

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

The Company re-entered the development stage on July 1, 2000 shortly after discontinuing the business of development and production of theatrical entertainment products. The Company was primarily engaged in developing markets, initially for its film library through October 2003, and subsequently in executive management and consulting for theatrical productions and film projects.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit and deficit accumulated during the development stage at December 31, 2006 amounted to $248,300 and $3,554,069, respectively. The Company experienced net losses of $956,669 and $180,819 for the three months ended December 31, 2006 and 2005 respectively, and net losses of $1,655,184 and $352,636 for the six months ended December 31, 2006 and 2005 respectively, and a cumulative net loss incurred since the development stage of $3,554,069. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of debentures, common stock and by issuing loans. The results of these ongoing activities to date are described in Note #14, Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Theatricals, Inc. (“STI”), Hats Holdings, Inc. (“HHI”), Hats Denver LLC (“HDLLC”), Sibling Pictures, Inc, (“SPI”), Reel Love Production, Inc. (“RLPI”), Reel Love on Film, LLC (“RLOF”), Sibling Music Corporation (“SMC”) and Sibling Properties, Inc. (“SPPI”) for the three and six months ended December 31, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

3. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to a related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the original agreement, DCT compensated the Company $6,600 per month for theater booking agent services, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of the Executive Director and consulting services. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $26,325 in both the three months ended December 31, 2006 and 2005, and a cumulative amount since inception of development stage of $255,825. As of December 31, 2006, the Company recognized a total amount due purely for these services in the amount of $167,456.

Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein are Directors of SEGI and DCT. Richard Bernstein is the President of DCT. As of December 31, 2006 James Cardwell was CFO of SEGI. Mitchell Maxwell and Victoria Maxwell are President and Vice President, respectively, of SEGI. There are no officers or directors of DCT who are not related parties to SEGI.

DCT continues to manage its theatrical operations and has increased the seating capacity of one of its theatres, has re-opened a second theatre and is evaluating the conversion of an idle shop into a cafe. Additionally, given its non-profit status, DCT continues to seek funding through local tax grants for the arts and other grants. Direct access to a regional theater such as the DCT enables the company to incubate new projects and is invaluable to the Company.

As of December 31, 2006, DCT was indebted to the Company in the amount of $142,800 for money the Company had loaned to the theatre for operational expenses during and subsequent to the run of the production “Newsical the Musical”. The Company loaned DCT $10,000 in the three months ended December 31, 2006. These loans carry annual interest at eight (8%) percent, and the Company has recorded interest income of $2,856 for the three months ended December 31, 2006.

At December 31, 2006, the Company recognized an aggregate net amount, including interest, of $195,179 due from related parties, in addition to the $142,800 loans receivable balance noted above.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with SEI whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment of any amount at any time during the Investment Period. As of December 31, 2006, the Company had invested an aggregate of $350,000 and received 700,000 shares of SEI common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI. The Company has recorded the value of its stock in SEI at fair value, or value at which SEI sold stock to third party investors at arms length. The Company accounts for it’s investment in SEI using the equity method of accounting and management periodically re-evaluates SEI’s value based on expected future cash flows to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the three months and six months ended December 31, 2006, we recognized equity losses of $2,906 and $5,227, respectively from this investment. In addition, we recognized impairment in the amount of $233,621 at March 31, 2006 as a result of management’s assessment of this investment. At December 31, 2006, this investment was valued at $104,729.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Summarized unaudited financial information of SEI is as follows:

	12/31/2006
Current assets	$273,211
Non-current assets	$1,511,098

Current liabilities	$1,174,337
Non-current liabilities	$246,543

	3 months ended 12/31/06	6 months ended 12/31/06
Net revenue	$0	$0
Income (loss) from operations	$(68,236)	$(98,861)
Net Income (loss)	$(68,236)	$(98,861)

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT for DCT’s wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign their rights to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. The amount was paid in the prior year and is included in Deposits at December 31, 2006 (see Note 5 below).

4. ADVANCES AND PREPAIDS

Advances and prepaid expenses represent advances towards future productions as well as stock issued in advance to consultants for services to be provided in the future. The balance of $171,312 represents $30,000 advanced towards the Las Vegas Production of STOMP, $12,604 for the ongoing consulting services of Zbigniew Mania, and $128,708 for the ongoing consulting services of Venture Catalyst, LLC (“VenCat”).

5. RECOUPABLE ADVANCES

On November 4, 2005, the Company entered into a 24 month consulting agreement with Moneta to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued 100,000 shares, at a price of $0.25 per share, which cover the contractual period November 1, 2005 to October 31, 2007. Included in the monthly fees paid to Moneta are recoupable advances of $3,333 per month for the first four months of the term of the contract and $5,000 for each month thereafter for the value of services, or an aggregate of $15,000 for the three months ended December 31, 2006. At December 31, 2006, the Company had $63,333 in recoupable advances.

6. OPTIONS PURCHASED/DEPOSITS

Options purchased include $20,000 paid for the right to produce the independent film “Reel Love”.

The Company paid a deposit of $350,000 pursuant to the Letter of Intent with Dick Foster Productions, Inc. (“DFP”) to purchase 80% of the outstanding shares of DFP. In addition, the Company paid Jerry Lewis a deposit of $25,000 towards the purchase of the rights to develop and produce a new musical based upon his book, “Dean and Me” (a story about his experiences in the entertainment industry with Dean Martin).

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT to cause its wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign its right to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. The company also held a deposit of $14,614 to secure the use of DCT for HATS!

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

As of December 31, 2006, the Company has put forth $29,435 considered deposits towards purchasing SEI’s interest in the musical Once Around The Sun.

7. PRODUCTION DEVELOPMENT COSTS

At December 31, 2006, the Company recognized an aggregate of $504,191 in capitalized costs incurred to develop theatrical productions. These costs relate primarily to costs to develop the musical “HATS!”. The Company follows SOP 00-2 for the capitalization of certain film production development costs. Production development costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews, office expenses and travel costs directly associated with bringing the production to market. If a property under development has not been set for production within three years from the first capitalized transaction related to that property, the Company shall write off those capitalized costs. The Company shall begin amortization of capitalized costs when a production is open to the public.

8. OTHER INVESTMENTS

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

On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production “Once Around The Sun” (“OATS”) as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS. OATS profits are paid from SEI’s share of the Adjusted Net profits it receives as Managing Member of Solace, LLC. The Company paid this amount to SEI in full on June 13, 2005. Solace, LLC was capitalized at $1 million. The typical investor would have the first right of recoupment. The Company’s investment does not provide for the first right of recoupment. Therefore, the Company settled with SEI on a discounted value of $30,000.

At December 31, 2006, other investments totaled $39,824.

9. OTHER LIABILITIES TO BE SETTLED IN STOCK

As of December 31, 2006, the Company issued Series F subscriptions for $10,000 (or 7,143 units) to one investor. Upon proof of accreditation and execution of the subscription agreement, the investor will receive 28,572 shares of common stock at $0.35 per share and 14,286 warrants entitling the investor to purchase additional shares at $0.75 per share and 14,286 warrants entitling the investor to purchase additional shares at $1.00 per share. In the event that the investor would exercise all warrants, he or she would own a total of 57,144 shares. Additionally, the Company recognized $8,750 for the value of stock to be issued to VenCat as compensation for the month of December, 2006. Total liabilities to be settled in stock are $18,750 at December 31, 2006.

10. SHORT TERM LIABILITIES - LOANS PAYABLE

On December 11, 2006, the Company was loaned $25,000 by Phyllis Maxwell (“PM”). The loan term is 6 months but may be prepaid at any time, and bears an interest rate of 7% per annum. The proceeds from the loan were used to fund operations in the normal course of business. The Company has repaid the full amount of this loan, plus interest, subsequent to December 31, 2006. The remaining portion of the balance represents the current portion of long term obligations to VenCat in the amount of $67,755 (see Note 11).

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

11. LONG TERM LIABILITIES – LOANS PAYABLE AND CONVERTIBLE DEBENTURES

The Company recorded long term loans payable $66,403 for its long term obligations to VenCat for consulting services, payable over two years at $6,250 per month.

The Company has offered for sale an aggregate principal amount of $650,000 of “Series H” convertible debentures. For value received, the Company promises to pay to subscriber and/or holder the principal sum no later than one (1) year from the original issue date including accrued and unpaid interest of 8% per annum. The debentures also provide for a contingent interest premium of 0.10% on net profits from operations of Hats Holding Inc., a subsidiary of the company. The Company shall have the right to extend the maturity date by an additional six (6) months upon the issuance of an additional six thousand (6,000) warrants. As of December 31, 2006, the Company had raised the full $650,000 and the offering has been closed. The debentures include common stock purchase warrants for 6,000 common shares for each unit purchased (unit consisting of $10,000 in principal plus these warrants for $10,000), convertible at $0.55 per share for three years (Series H-1 warrants). In addition, the debentures are convertible into common stock at $0.50 per share and common stock purchase warrants, with two warrants for every $1 of principal converted (one Series H-2 warrant, exercisable at $0.75 for five years and one Series H-3 warrant, exercisable at $1.00 for five years). The Company discounted the total value of the convertible debentures in the amount of $47,966 to recognize the intrinsic value of the beneficial conversion option underlying the convertible debentures. Amortization of the related debt discount of $20,110 was recognized during the six months ended December 31, 2006, resulting in a net carrying value of the debentures of $622,145.

Total long term liabilities were $688,548 as of December 31, 2006.

12. COMMON STOCK ISSUANCES

On June 7, 2006, the Company commenced its Series F Offering, an offering pursuant to which it would sell up to a maximum, aggregate of 1,000,000 (“Unit(s)”). The initial price of each unit was two dollars ($2.00) for a total aggregate principal amount of $2,000,000. Each Unit sold includes four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement On September 24, 2006, the Company revised the terms of its Series F Offering whereby the price per Unit changed from $2.00 per Unit to $1.40 per Unit, or 1,428,575 Units, or $1,999,999.40 in the aggregate. Prior to this change, the Company had received $306,000 from eight investors under the original Series F Offering terms. The Company issued an additional 298,304 shares and 149,152 F-1 stock purchase warrants and 149,152 F-2 stock purchase warrants to the eight investors in order to provide them with the correct number of shares and warrants under the revised terms. As of December 31, 2006, under the $1.40 per Unit terms, the Company raised $1,320,799 representing 943,437 Units, or 3,773,734 shares in the aggregate. The offering was closed on January 29, 2007.

On June 14, 2006, the Company entered into an agreement with Zbigniew Mania (“ZM”) for ZM to consult and assist the Company in structuring, operating and growing its business and for ZM to provise advisory and consulting services related to real estate, leasing and financial matters related to the DCT as reasonably requested by the Company in exchange for 100,000 shares of common stock and 150,000 series G-1 warrants. The contract covers the period June 15, 2006 to June 14, 2007. The expense will be recorded as compensation at the fair value of the stock and warrants issued of $27,500 in equal amounts over each quarter. Warrants were valued based on the Black-Scholes Model of valuation. Expense of $6,875 has been recognized for the three months ended December 31, 2006. Each G-1 warrant will entitle the warrant holder to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of three (3) three years.

On October 16, 2005, the Company entered into an agreement with Romano, Ltd. to provide a variety of corporate services including introducing the Company to clients within the Orthodox Jewish community in Europe and the United States as well as other influential corporate public stock promoters, investment bankers and other companies related to the growth and promotion of companies in the public markets in exchange for restricted

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Common Stock in the aggregate of 120,000 shares. The issued shares cover the contractual period October 16, 2005 to October 15, 2006. The expense was recorded as compensation for services at the fair market value in four equal amounts in each of the four quarters over the contract term at the price of $0.25 per share. The Company expensed $1,250 decreasing the remaining prepaid portion of Romano’s services.

On March 15, 2006, the Company entered into an agreement with VenCat to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the amount of 25,000 shares each month during the term of the contract. The contract covered the period March 15, 2006 to September 15, 2006. The expense has been recorded as compensation at the fair market value in each month over the contract term. On December 1, 2006 the Company renewed its agreement with VenCat to provide consulting services to the Company inclusive of introductions to third party marketing companies, investment bankers and brokers, and corporate promotional services. The term of the agreement is for 12 months. Pursuant to the terms of the Agreement, as compensation for its services, VenCat receives 25,000 shares of the Company’s restricted common stock each month during the term of the Agreement or up to 300,000 in aggregate. In addition VenCat may receive up to 480,000 warrants. Pursuant to the terms of the Agreement, the Company is to compensate VenCat $6,250 per month for 24 months.

On February 4, 2005, the Company entered into an agreement with Moneta Capital Advisors Inc., to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period February 1, 2005 to October 31, 2007. The expense was recorded as compensation at the fair market value of the stock and warrants (see below) issued, in four equal amounts in each of the four quarters over the contract term, or $6,250 for the three months ended December 31, 2006, resulting in a portion recognized as prepaid (see Note 7). Under the contract the Company additionally granted 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years. The Company valued these warrants using the Black-Scholes model of valuation. Additionally, there was an addendum dated May 8, 2006 signed between Moneta and the Company under which the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to Five Million (5,000,000) shares of the Company’s stock, $.001 par value per share and at an exercise price of $0.275 per share. These warrants shall be held in trust and shall be issued as compensation for services rendered contingent upon the successful completion of a merger between the Company and Sona. We did not recognize the value of these warrants because there is no material disincentive for non-performance under the agreement. Further, under the contract the Company shall grant Moneta up to 228,000 warrants to purchase 228,000 shares of the Company’s common stock contingent upon Moneta raising its share of the SOFIA movie fund.. The Company expensed $2,083 decreasing the prepaid portion of Moneta’s services.

As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the period ended December 31, 2006, warrants were valued under the Black-Scholes model using the following assumptions: volatility – 33% (based on estimate of industry norm), dividend yield – 0, risk-free rate – 5.25%.

13. SHARE EXCHANGE AGREEMENT

On June 17, 2005, the Company entered into a share exchange agreement with SPI and with all SPI shareholders, whereby the Company agreed to acquire all issued and outstanding SPI shares in consideration for an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each SPI share issued and outstanding on June 17, 2005. SPI is engaged in acquiring the rights to, and developing, feature films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. . As a result of the share exchange, the Company gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) was formed to develop, finance and produce the film “Reel Love.” The transaction resulted in SEI owning 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common control in connection with the acquisition of SPI. No group of shareholders and their family members have more than a 50% ownership interest in any of the entities. Additionally no contemporaneous written evidence of an agreement between

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

shareholders to vote a majority of the entities’ shares in concert exists. Consequently, we believe that common control does not exist. As a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected SPI cash flows, which exceeded the value of the recorded goodwill at June 30, 2005. The Company has re-evaluated the projected cash flows of SPI at June 30, 2006 and determined that such values exceeded the value of the reporting unit including recorded goodwill. Management tests for goodwill impairment at least annually. In the event that management determines that impairment indicators are present, management will test for goodwill impairment more frequently. For the period end December 31, 2006, management concluded that no impairment indicators existed.

14. SUBSEQUENT EVENTS AND COMMITMENTS

ISSUANCE OF COMMON STOCK

Since December 31, 2006, we sold 485,136 units of our Series F offering, or $679,187, or 1,940,538 shares. The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount not to exceed $1,999,999.40. Each Unit sold includes four (4) shares of common stock, at par value $0.001 per share at a share price of $0.35 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. On January 29, 2007, we reached the maximum amount allowed to be raised under this offering and the Series F offering was closed.

Issuance of Unregistered Equity Securities – Series A Convertible Debenture

On January 31, 2007, the Company commenced an offering on a no minimum basis whereby Company offered thirty five (35) Units at a purchase price of seven thousand ($7,000) dollars per Unit. Each Unit consists of a convertible debenture carrying a rate of 8%. The outstanding principal balance of the convertible debentures is convertible into twenty thousand (20,000) shares of the Company’s common stock, $0.001 par value per share, at the rate of $0.35 per share. For each $1.40 of the convertible debenture converted by the Holder, the Holder shall be entitled to receive two (2) Series A-1 stock purchase warrants and two (2) Series A-2 stock purchase warrants. Each Series A-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years. Each Series A-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years.

Election of Officers and Employment Contracts

On December 13, 2006 the Company’s board of directors elected and entered into an employment agreement with William Plon to hold the title of Chief Financial Officer (CFO), effective January 1, 2007. James Cardwell was elected to hold the title of Chief Operating Officer (COO), effective January 1, 2007. The employment contracts are for a term of two (2) years. Under the terms of the agreements, each Executive Employee’s remuneration is agreed to be no less than their respective base salaries equal to the following:

William F. Plon, CFO	$165,000
James S. Cardwell, COO	$165,000

Each Executive Employee is also entitled to a signing bonus equal to the following:

William F. Plon, CFO	$ 20,000 (payable in 2 installments)
James S. Cardwell, COO	$ 20,000 (payable in 2 installments)

Each Executive Employee shall also be entitled to periodic increases in the base salary of not less than 6% every six months from the beginning of employment, subject to their performance review.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Loans to the New Denver Civic Theatre

Since December 31, 2006, the Company has loaned DCT an aggregate of $14,000, bearing an interest rate at eight (8%) percent and payable on demand.

Loans from Phyllis Maxwell

On December 11, 2006, the Company was loaned $25,000 by Phyllis Maxwell (“PM”). The loan term is 6 months but may be prepaid at any time, and bears an interest rate of 7% per annum. The proceeds from the loan were used to fund operations in the normal course of business. The Company repaid the full amount of this loan, plus interest, subsequent to December 31, 2006.

On January 9, 2007, The Company entered into a loan agreement with Phyllis Maxwell (“PM”) whereby PM made a short-term loan to SEGI in the amount of $150,000. The loan has a term of 6 months and carries an interest rate of 10.25%.

Stock Purchase Agreement for Acquisition of Dick Foster Productions, Inc.

The Company entered into a Stock Purchase and Shareholders’ Agreement (“Purchase Agreement”) dated February 28, 2007 (the “Closing Date”) by and among Dick Foster Productions, Inc., a Nevada corporation (“DFP”) and, Dick Foster, an individual resident in Nevada (“DF”) and Lynne Foster, an individual resident in Nevada (“LF”) (collectively, DF and LF are sometimes herein referred to as the “Sellers.”) Pursuant to the terms of the Purchase Agreement, we acquired twenty thousand (20,000) shares of common stock of DFP (the “Purchased Shares”) from the Sellers, representing eighty (80%) percent of the total outstanding capital stock and ownership interests of DFP for a total purchase price of $7,200,000. Pursuant to the terms of the Purchase Agreement, DFP entered into a three year Consulting Agreement with D&L Partnership, of which DF and LF are the sole general partners. The Sellers are to receive $350,000 per year to continue to perform substantially the same services for DFP as they are currently providing as employees of DFP. DFP also entered into a three year Employment Agreement with David Gravatt to continue on as DFP’s Chief Operating Officer.

Deposits Towards Dean & Me

Since December 31, 2006, the Company paid deposits totaling $75,000 to Jerry Lewis as good faith payments towards the purchase of the exclusive theatrical rights to the biography “Dean & Me”, the story of Jerry Lewis and Dean Martin.

Executive Officers Elected as Directors of Sona Development Corporation

On February 9, 2007, a majority of the shareholders of Sona Development Corporation elected Mitchell Maxwell, Victoria Maxwell, Richard Bernstein and James Cardwell to its Board of Directors.

Financing Agreement with Motivated Minds

On February 28, 2007, the Company issued a $725,000 Promissory Note and Security Agreement to Motivated Minds, LLC in order to obtain partial financing for the Company’s acquisition of Dick Foster Productions Inc. The note has a maturity date of the earlier of May 28, 2007 or the date that we receive gross financing proceeds of $1,500,000. The note accrues interest at a rate of 15% but carries a minimum interest of $21,750,. The note bears a default interest rate of 25%. The Company paid a finders fee of $25,000 to Source Capital Group, Inc. in connection with the financing. Pursuant to the terms of the Note, the Company also issued to Motivated Minds, LLC (i) 250,000 shares of the Sibling Entertainment Group, Inc.’s common stock, which shares have piggyback registration rights; and (ii) 700,000 warrants of Sibling Entertainment Group, Inc. which convert into 700,000 shares of our common stock. We also entered into a Registration Rights Agreement with Motivated Minds, LLC granting Motivated Minds, LLC the right to register for resale the 250,000 shares of Sibling Entertainment Group, Inc.’s common stock, as well as the 700,000 shares underlying the warrants, in any registration statement that we may file with the Securities and Exchange Commission.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Unregistered Sales of Equity Securities

On February 28, 2007, the Company issued to Motivated Minds, LLC (i) 250,000 shares of our common stock, which shares have piggyback registration rights; and (ii) 700,000 warrants of Sibling Entertainment Group, Inc. which convert into 700,000 shares of our common stock. The warrants shall be exercisable for a period of five (5) years from the date of issuance with an exercise price of $1.00 per share.

Agreement with Capitol Securities Management

On March 9, 2007 Sibling Entertainment Group Inc. entered into an agreement to engage the services of Capitol Securities Management, Inc. (“CSM”) as its non-exclusive financial advisor with respect to the services offered by CSM to introduce the Company to one or more investors. The term of the agreement is for 12 months.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of

1995:

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new theatre and film productions, acquire literary rights; the impact of competition on our revenues and changes in law or regulatory requirements. Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month period ended December 31, 2006, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

A. Overview

We are engaged in the finance, development and production of entertainment projects and properties including plays, musicals for the live stage, independent feature films and other entertainment projects as well as the management of projects including the management of entertainment based real estate properties. References herein to the “Company,” “we,” “us,” or “our” refers to Sibling Entertainment Group, Inc. (“SEGI”) and its wholly owned subsidiaries.

We currently operate four divisions including live-stage theatrical production, independent feature film production, theatrical real estate and theatrical management, and music publishing and distribution under the following subsidiaries: Sibling Theatricals, Inc. (“STI”), Sibling Pictures, Inc.(“SPI”), Sibling Properties, Inc.(“SPPI”) and Sibling Music Corporation (“SMC”), respectively. We are also evaluating the acquisition of a music publishing and/or distribution company, and a theater ticket brokerage and group sales company. Each division actively pursues to identify, select, finance, develop and produce one or more unique project or properties correlating with the primary activity of the division. Our strategy will also include the coordination of synergistic elements between divisions to provide optimal development for each project or property.

Our theatrical division under STI is engaged in new theatrical properties including the ongoing development and production of a new musical entitled “HATS!” licensed from and in association with the Red Hat Society, Inc. (a private Nevada Corporation operating international with over 1.5 million members). This project is operated under HATS Holdings, Inc. (a Delaware Company) which has the right to license or produce HATS!, including the world premiere in Denver, Colorado which opened on October 7, 2006 and the opening in New Orleans on January 26, 2007. Our film division SPI through one or more subsidiaries has formed a film fund organized to finance two or three independent films. Our theatrical management division and our theatrical real estate division focus on representing clients including the management of their projects and properties (see Current Operations).

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Our projects, whether a play, a musical, an independent film, an author, a theatre or other commercial exploitation, will be organized and managed through either a limited liability company, limited partnership or other variable interest entity. Many projects will be financed through the sale of limited interests therein to high net worth “accredited investors” investors, corporate sponsors, theatre owners, strategic partners and other supporters of performing arts in film and theatre developed by us and through certain of our officers and directors during their careers. Our control or ownership of any single project or property may vary from a small token interest to partial or joint management and control to total ownership, management or control.

To date, the origination, management, executive producer and administrative fees we charge each client, or each project during the initial stages of a project’s development, together with the participation and receipt of ongoing fees, royalties and distributions of profits from retained interests, has been the primary source of our revenues. In the future, we anticipate that gross box office income, music product sales, and management and producer fees will become the primary source of our revenues.

B.	Corporate History

SEGI was organized under the laws of the State of New York in September 1995. In 1997, the Company acquired Maxwell Entertainment, Inc. (“MEI”) from Mitchell Maxwell (“MM”) and Victoria Maxwell (“VM”) and originally engaged in the development and production of entertainment properties including plays, musicals for the live stage, independent feature films and other entertainment projects.

In February 1999, SEGI formed the AM Films division coincident with acquiring the broadband distribution rights to a motion picture library from Dream, LLC (“Dream”) and began to reduce our interest in and pursuit of the development and production of plays, musicals and films. Later, we solely focused on the pursuit and distribution of motion pictures primarily over the Internet. This decision and refocus of our operational plans away from production of live stage properties and independent feature films led to MM’s and VM’s resignation as officers and directors.

After several years in attempting to establish secure sufficient distributors and successfully deliver our film library through direct online methods, and failing to secure necessary financing to sustain and market this emerging market, we sought to refocus its business direction to other areas of the entertainment industry not burdened by increasing technological and legal barriers. This realization supported our move away from the Internet video-on-demand business.

This change ultimately led to a change in our management and control in October 2003 and a return to our original core operational plan to pursue the finance and production of live-stage theatrical, independent feature films and theatrical real estate and related synergetic businesses. The change of control included the return of our executive officers and directors, Mitchell Maxwell, President (“MM”) and Victoria Maxwell, Vice President (“VM”) along with James Cardwell, CFO (“JC”). MM, VM and JC were and continue to be officers and directors of Sibling Entertainment, Inc. (“SEI”), a private company engaged in similar business activities. This close association resulted in the Company’s relocation of corporate offices and the sharing of office overhead costs including the costs and compensation of its officers and staff with SEI (see Related Party Activities).

The ownership percentage and role of our executive officers MM, VM,JC and RC at the time of this filing are as follows:

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

	SEGI		SPI		SEI
	Percent	Role	Percent	Role	Percent	Role
Mitchell Maxwell *	6.57%	President, Director	0.00%	None	8.22%	President, Director
Victoria Maxwell	6.30%	VP, Secretary, Director	0.00%	President, Director	4.20%	VP, Secretary, Director
James Cardwell	3.13%	COO, Director	0.00%	Secretary, Director	0.00%	COO, Director
Richard Bernstein	1.59%	VP, Director	0.00%	None	0.00%	None
TOTAL	17.61%		0.00%	**	12.42%

* Zachwell, Ltd. is the owner of these shares. Mitchell Maxwell is the sole shareholder of Zachwell, Ltd.
** As a result of the acquisition of SPI on June 17, 2005, all shareholders of SPI received shares in SEGI.

On June 17, 2005, we entered into a share exchange agreement with SPI and with all SPI shareholders, whereby the Company agreed to acquire all issued and outstanding SPI shares in consideration for an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each SPI share issued and outstanding on June 17, 2005. Our acquisition of SPI also included its subsidiaries, Sibling Pictures Fund, LLC (“SPFLLC”), Reel Love on Film LLC (“RLFLLC”) and Reel Love Productions, Inc., (“RLPI”). As a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected cash flows of SPI, which exceed the value of the recorded goodwill at June 30, 2005. Further detail concerning the associations these entities have among one another follows in the points below:

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
•

Prior to our acquisition of SPI, we were contracted by SPI to provide consulting services in exchange for fees for services in the formation of SPFLL and the related negotiations and related ongoing matters.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

C. Current Operations

We currently engage in the following:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:
o

“HATS! – A Musical for the Rest of Your Life” based upon the women and spirit (“HATS!”) of Red Hat Society, Inc. (“RHS”) opened in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006. We currently have an exclusive licensing agreement with the RHS to develop and to produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o

Collaboration with Dick Foster Productions (DFP) and Harrah’s Entertainment, Inc. “to open companies of HATS! beginning in January 2007. in New Orleans and potentially other Harrah’s locations. We seek to optimize revenue from our by licensing the HATS! trademarks and by selling HATS! merchandise.

o	Negotiations with the world-renowned comedian and entertainer Jerry Lewis for the development of a new musical based upon his book “DEAN & ME,” a story of his life with Dean Martin.
o

Negotiations with Mr. Angel, Inc. (a Colorado Corp) to develop and produce a new musical entitled “Hallelujah! Mr. Angel” written by Marcia Dodge and Anthony Dodge and composed by Morris Bernstein. The controlling interest of Mr. Angel, Inc. is held by Richard Bernstein, a director and officer of the Company.

o	Production, distribution and selling of the HATS! cast album through the association with the distribution and sale of the HATS! cast album through retail, theatrical venue and internet outlets.
o

Negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of SMC, a wholly owned subsidiary of the Company.

o	Evaluating our option to produce the screenplay REEL LOVE as an independent feature film.
o	Negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) on Broadway.
o	Strategic investments in third party theatrical productions.
•	Development of an independent film production business by levering the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.
•	Growing our management and consulting business with regional not-for-profit and professional theatre companies
•	The ongoing management of the Denver Civic Theatre, Inc. (a not-for-profit organization, “DCT”) for which our officers and directors VM, MM, JC and, RB serve as members of its board of directors.;
•	Formation of alliances with companies that possess rights or agreements desired by us including:
o

an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

o	an ongoing relationship with Sibling Entertainment, Inc. (see related parties).

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the natural synergies that exist between the various industries and their components. It is sometimes more difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, the production will be able to rent our venues creating a source of sustaining income.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

As both a theatre owner/manager and presenter of original works, the long-term income derived from the licensing of literary rights may benefit us in two ways. Many literary works developed for the stage may also have potential as a feature film. Access and acquisition cost barriers may be reduced with a common producer of both film and theatre. As we continue to develop a management company for both real estate and theatrical productions, we will be able to secure additional revenue sources common to the industry.

Another natural synergy between the theatre and movie industries includes music publishing originated or released in association with a musical or a movie. We continue to seek partners and potential companies for acquisition within the recording and music publishing industry.

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

The following is a brief overview of the different industry venues in which we plan to operate or have commenced operations.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

New theatres and the “rebirth” of the Time Square area of New York City as well as the subsequent tourism increases could result in more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continue to increase, these influences, changes and product development taking place, the participation of the business giants and the promotion of all of live entertainment may positively affect our operations.

The primary real estate owners of Broadway theatres is possessed by the Shubert Foundation managed by the Shubert Organization, Inc., the Nedelander Producing Company of America, Inc. and Jujamcyn Theatres. The theatrical industry in New York extends beyond Broadway and is also supported by a growing number of Off-Broadway theatre and theatrical companies providing opportunities for the development of new works as well as a source of revenue for production companies. Many off-Broadway theatres are independently owned by single theatre owners, not-for-profit companies and a growing number of companies owning more than one theatre. The number of operating theatres has grown from less than 10 in 1985 to over 80 significant off-Broadway theatres and performance spaces in 2004. The number of not-for-profit theatre companies renting space and producing shows in addition to commercial producers has increased to over 400 companies.

Regional Professional and “not-for-profit” Theatre Industry

Our Management believes that the growth and continued strength of the regional professional and “not-for profit” theatres through the United States will contribute to our growth. There are numerous smaller productions, including National Tours of Broadway and Off-Broadway productions that we may produce. In doing so we may earn producer fees similar to those derived by a Broadway or Off- Broadway producer. This sector of the industry has lower capitalization costs and through the proper selection of shows can provide additional income. In addition, the development of new works bound for Broadway and Off-Broadway is facilitated by testing early versions of new works in regional theatres.

Information derived from publicly available sources in 2002 indicates that an estimated 32.2 million tickets were sold by not-for-profit and professional theaters combined. The number of tickets sold from not-for-profit theatres amount to over 21 million tickets. The number of not-for-profits theatres has steadily grown over the last several decades. In 1961, there were approximately, 16 not-for-profit theatre companies. Today this number has grown to 1,200 companies. From approximately 363 larger theatres, the attendance was over 21 million with total income of over $961 million producing over 4,787 productions and 81,828 performances. The interaction between commercial for-profit production companies and not-for-profit theaters is key to the development of new works for both Broadway and regional productions. The market has increasingly focused on musicals, which account for the majority of the tickets sold in a season. A substantial portion of tickets are sold to group theatre-goers who purchase tickets annually. As a result of growing number of group buyers and their demand by , the market demand for new product (both revivals and new musicals) has increased.

Theater Management

Within the theatrical management industry, both theatre real estate and the productions are managed. Due to the complexities of Broadway and Off-Broadway productions, many productions have contracts with management companies to assist producers in the day-to-day affairs. Some production companies have both production and general management divisions to provide the distinct services assigned to each area of their profession. A portion of general management fee income is paid from the capitalization of a project and additional fees are paid weekly through the run of a show.

Theatre ownership requires staffing theatre management and selecting product to be performed within the space(s). Oftentimes authors and composers who want to develop their works consult producers and general managers to help in the process of developing a show from its inception to the its ultimate commercial production on Broadway. Many not-for-profit theatres and professional theatres hire outside consultants to help manage the theatres and to identify literary properties and enhancement financing to enable the theatre to participate in the development of a Broadway bound production. It is our objective to grow our theatres consulting business.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Film

Our Management plans to acquire and to develop feature films and to produce them independently. Many film productions are financed and capitalized in private and/or public offerings for a “single purpose” limited partnership or limited liability corporation. As producer, we normally act as a general partner or managing member and seek to receive our share of income from sources customary to the film industry including:

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

•

Net Profits -- a percentage of net profits paid after full recoupment of the capitalization is returned to the investors. After a film is completed, a producer will attempt to sell the film to a distributor at a price higher than it cost to make the film. A producer will receive a percentage of this excess as profits. In addition, the purchasing distributor may provide additional profits from its own earnings to the producer thereby increasing the producer’s earnings potential.

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

The Majors include 20th Century Fox, Paramount Motion Pictures, MGM Motion Pictures, Columbia Pictures, Columbia Tri-Star Films, Sony Pictures Entertainment, United Artists, Universal Studios, Dreamworks SKG, Dreamworks Animation, New Line Cinema, Warner Brothers Movies, Walt Disney Pictures, Universal Studios, amongst others. Generally, the Majors own their own production studios (including lots, sound stages and postproduction facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $10 million to $50 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions, which are promoted as Independent distributors of motion pictures. These Independent divisions of Majors include Miramax Films (a division of the Walt Disney Company) and Sony Classics (a division of Sony Pictures). We do not consider the Majors as our competition, as we operate on a significantly smaller scale.

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

1.

We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2004, 2005 and 2006. The accumulated deficit and deficit accumulated during the development stage at December 31, 2006 amounted to $248,300 and $3,554,069 respectively. We cannot assure that we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.

Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. On January 17, 2006, the Company entered into employment contracts with the following officers of the Company; Mitchell Maxwell, President; Victoria Maxwell, Vice President and Secretary: James S. Cardwell, Chief Financial Officer and Chief Accounting Officer. The employment contracts are for a term of three (3) years. On December 13, 2006, the Company entered into an employment contract with William Plon as the new Chief Financial Officer beginning January 1, 2007. Amended employment agreements were entered into with James Cardwell for him to take the title of Chief Operating Officer as of January 1, 2007, and with Victoria Maxwell, Mitchell Maxwell.

3.

Control of Company. Our six largest shareholders own 14,298,328 shares, approximately 45.01% of our existing issued and outstanding stock as of December 31, 2006. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

4.

Dependence on a Limited Number of Changing Projects. We anticipate that, initially, we will be dependent on a limited number of entertainment projects and theatres under management that may change from period to period, and is expected to generate a substantial percentage of our revenues. The change in projects from period to period will principally be due to the opportunities available to us and to audience response to our entertainment product, both of which are unpredictable and subject to change. In addition, the loss of a major project in any period could have adversely affect our results of operations in that period. The Company’s revenues are generated from a limited number of related party customers or affiliates. Therefore, the Company is exposed to a greater degree of business concentration risk than if the Company had a more diversified customer base.

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

6.

Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, motion picture studios and numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial strength, distribution capabilities, technical and creative resources and are better established in the industry. We also compete for interest in and acceptance of our products by

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

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

9.

Nature of the Business. Our primary business is to produce and/or sub-license the rights we own or will acquire to certain live theatrical properties and independent feature films. The development and production of independent live entertainment properties and feature films often carry a greater risk of loss of investment capital than a comparable investment with prospects for similar long-term profitability.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

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

At December 31, 2006, the Company reported a goodwill balance of $2,779,624 representing 54.5% of total assets and 88.5% of stockholders’ equity. The Company recognized the aforementioned goodwill as a result of the acquisition of SPI during the year ended June 30, 2005. The implied fair value of goodwill for this reporting unit (SPI) was determined by management’s assessment of the net present value of projected SPI cash flows at June 30, 2006. Based on the testing of goodwill that management performed at June 30, 2006, management determined that the implied fair value of goodwill exceeded the carrying amount of goodwill; consequently, no impairment of goodwill was recorded for the year ended June 30, 2006. At a minimum, management tests for goodwill impairment annually. In the event that management determines that impairment indicators are present, management will test for goodwill impairment more frequently. For the period end December 31, 2006, management concluded that no impairment indicators existed.

Since SPI is in a development stage with several projects in various stages of development, management has determined to test for impairment annually Management conducts impairment tests by re-calculating and then comparing the net present value of SPI cash flows to the net assets of this reporting unit, including goodwill. In our evaluation of cash flows and net present value, we prepared detailed statements and reviewed both the timing and probability of each project(s) in development under SPI using achievable target sales and costs with a moderate annual growth. The assumptions utilized in the computations of the net present value included a factor of 12% cost of capital and a probability of 75%, resulting in a net present value exceeding twice the carrying value of goodwill. In the event that management determines that carrying amount of goodwill exceeds the implied fair value of goodwill based on the previous comparison, an impairment entry would be required and an expense equal to this excess (goodwill impairment) would be booked to the Statement of Operations and would negatively impact the Company’s Net Profits and reduce Total Assets and Stockholders’ Equity.

17.

Protecting and defending against intellectual property claims may have a material adverse effect on our business. Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

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

F.	Operating Results for the Six Months Ended December 31, 2006 and 2005:

Revenues – Revenues for the six months ended December 31, 2006 and 2005 equaled $489,278 and $100,775, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and $6,600/month during the three months ended December 31, 2006), and from Box Office Sales related to our theatrical productions.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 2006 were $859,227 compared to $427,862 during the six months ended December 31, 2005 representing an increase of $431,365. This increase was primarily due to payroll expenses of approximately $359,368 during the six months ended December 31, 2006, compared to $76,474 during the six months ended December 31, 2005, due to the hiring of additional employees and increases in salaries of existing employees and officers. Our consulting fees also increased to $148,645 for the six months ended December 31, 2006 from $86,667 for the six months ended December 31, 2005, or $61,979, due to the additional consulting services of Romano, Ltd., Moneta Capital Advisors and Venture Catalyst, LLC, who we had not hired in the six months ended December 31, 2005. Accounting fees increased to $80,544 for the six months ended December 31, 2006 from $33,744 for the six months ended December 31, 2005, or $46,800. Inversely, management fees decreased $104,100, from $104,100 for the six months ended December 31, 2005 to $0 for the six months ended December 31, 2006, due to the termination of the management contract between SEI and the Company. Travel expenses increased $17,466, from $7,629 for the six months ended December 31, 2005 to $25,095 for the six months ended December 31, 2006. Additionally, a $25,000 investment in a third party theatrical production was written off. Finally, the Company recorded $20,110 in amortization of beneficial conversion costs related to its convertible debentures, for the six months ended December 31, 2006, which it did not incur in the six months ended December 31, 2005.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the six months ended December 31, 2006 of $1,655,184 compared to $352,636 for the six months ended December 31, 2005 is due primarily to higher production expenses, which totaled $1,257,775 and $24,661 for the three months ended December 31, 2006 and 2005, respectively. Payroll expenses were also higher, totaling $359,368 and $76,474 for the six months ended December 31, 2006 and 2005, respectively.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources:

At December 31, 2006 we had $69,468 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

During and subsequent to the six months ended December 31, 2006, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

	For the six months ended December 31, 2006
Source	Cash Proceeds	Cash Disbursements
Non-related party activities:

Sale of common stock	1,253,799	—
General and administrative expenses	—	959,226
Gross box office revenues	436,429	—
Production expenses	—	1,257,775
Related party activities:

DCT - management services provided	52,650	—

TOTAL	$1,743,077	$2,217,001

For the three months ended December 31, 2006, we had received $1,253,077 in the aggregate from the sale of common stock to third party investors. We had also received $436,429 from ticket sales for our production of HATS! in Denver, CO. We spent $959,226 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. We also spent $1,257,775 on production expenses associated with HATS!. Concerning related parties, for the year ended June 30, 2005, we received $52,650 from DCT for management, marketing and booking services provided.

Operating Results for the Three Months Ended December 31, 2006 and 2005:

Revenues – Revenues for the three months ended December 31, 2006 and 2005 equaled $462,834 and $51,325, respectively. We earned fees from providing consulting services to the DCT (currently $8,775/month, starting in August 2005, and $6,600/month during the three months ended December 31, 2006), and from box office sales.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2006 were $472,919 compared to $232,001 during the three months ended December 31, 2005 representing an increase of $240,918. This increase was primarily due to payroll expenses of approximately $191,502 during the three months ended December 31, 2006, compared to $41,678 during the three months ended December 31, 2005, due to the hiring of additional employees.

Accounting fees increased to $36,500 for the three months ended December 31, 2006 from $22,394 for the three months ended December 31, 2005, or $14,106. Inversely, management fees decreased $58,800, from $58,800 for the three months ended December 31, 2005 to $0 for the three months ended December 31, 2006, due to the termination of the management contract between SEI and the Company. Travel expenses increased $8,232, from $4,978 for the three months ended December 31, 2005 to $13,210 for the three months ended December 31, 2006. Additionally, a $25,000 investment in a third party theatrical production was written off. Finally, the Company recorded $12,090 in amortization of beneficial conversion costs related to its convertible debentures, for the six months ended December 31, 2006, which it did not incur in the six months ended December 31, 2005.

Net Loss – Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended December 31, 2006 of $956,669 compared to $180,819 for the three months ended December 31, 2005 is due primarily to higher production expenses, which totaled $928,609 and $40 for the three months ended December 31, 2006 and 2005, respectively. Payroll expenses were also higher, totaling $191,502 and $41,678 for the three months ended December 31, 2006 and 2005, respectively. Professional and legal fees totaled $158,424 and $94,128 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of $64,296.

Liquidity and Capital Resources:

At December 31, 2006 we had $69,468 in cash. Our cash requirements are limited to the costs of maintaining our share of office and utility bills, and fixed management office expenses. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

During and subsequent to the three months ended December 31, 2006, we increased our finances through the issuance of common stock to various third parties, as discussed further in Item 2: Sales of Unregistered Equity Securities and Use of Proceeds, below.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

	For the three months ended December 31, 2006
Source	Cash Proceeds	Cash Disbursements
Non-related party activities:

Sale of common stock	752,799	—
General and administrative expenses	—	472,919
Gross box office revenues	436,429	—
Production expenses	—	928,609
Related party activities:

DCT - management services provided	26,405	—

TOTAL	$1,215,633	$1,401,528

For the three months ended December 31, 2006, we had received $752,799 in the aggregate from the sale of common stock to third party investors. We had also received $436,429 from ticket sales for our production of HATS! in Denver, CO. We spent $472919 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. We also spent $928,609 on production expenses associated with HATS!. Concerning related parties, for the three months ended December 31, 2006, we received $26,205 from DCT for management, marketing and booking services provided.

Critical Accounting Estimates and Policies:

Testing for Impairment of Goodwill

Management tests for goodwill impairment when impairment indicators are present, or at least on an annual basis. Management’s methodology used to determine estimates of the implied fair value of goodwill and any potential impairment begins with re-calculating and then comparing the net present value of SPI’s future cash flows to the net assets of SPI, including goodwill, at the time of testing. SPI’s future cash flows consider only its core business operations which include producing up to three independent films annually produced by SPI, but also now include special annual film and television productions including DVD and cable, pay-per-view productions of the musical HATS! In our evaluation of cashflows and net present value, we prepared detailed statements and reviewed both the timing and probability of each project(s) in development under SPI using achievable target sales and costs with a moderate annual growth of 5%. We assumed the interest rate (cost of capital) factor to be 12% cost. Assuming a probability factor of 75%, our test resulted in a net present value 2 times the value of goodwill resulting in no impairment. We based our calculations on a production schedule beginning with the first of three films in February 2007 and proceeds from the sale of the first film not until April 2009, and the production and sale of the HATS! DVD beginning in 2008. When revising the net present value of SPI’s cash flow projections, we have considered the risks of possible uncertainties including inflation and timing issues including the start and sale of each production with no impairment including a delay of up to one year in the start of production.

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded,

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

B. Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of our fiscal year ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS – On June 7, 2006, the Company commenced an offering pursuant to which it offered and to sell up to a maximum, aggregate of 1,428,575 “Units”. The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $1,999,999.40. Each Unit sold includes four (4) shares of common stock, at par value $0.001 per share, at the rate of $0.35 per share. and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. As of December 31, 2006, the Company sold 423,578 Units, or 1,303,074 shares in the aggregate, or $567,975 in the aggregate. This offering is closed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about December 12, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 17,918,916 shares representing approximately 57.95% of the 31,143,330 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Amended Agreement of Acquisition and Plan of Reorganization (the “Amended Agreement”) with Sona Development Corp., a Texas corporation (“Sona”).

The Majority of SEGI Stockholders approved the actions by written consent in lieu of a meeting on December 12, 2006 in accordance with the New York Business Corporation Act.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

Loans to the New Denver Civic Theatre

As of December 31, 2006, we have loaned DCT an aggregate of $132,800, bearing an interest rate of eight (8%) percent. The Company loaned DCT $65,000 in the three months ended December 31, 2006.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

B. Subsequent Events

Issuance of Common Stock

Subsequent to December 31, 2006, we sold 485,136 units of our Series F offering, or $679,187, or 1,940,538 shares. The price of each unit is one dollar and forty cents ($1.40) for a total aggregate principal amount of $1,999,999.40. Each Unit sold shall include four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. On January 29, 2007, we had reached the maximum amount allowed to be raised under this offering. The offering was closed on January 29, 2007.

Issuance of Unregistered Equity Securities – Series A Convertible Debenture

On January 31, 2007, we commenced an offering on a no minimum basis whereby we offered thirty five (2535) Units at a purchase price of seven thousand ($7,000) dollars per Unit. Each Unit consists of a convertible debenture carrying a rate of 8%. The outstanding principal balance of the convertible debentures is convertible into twenty thousand (20,000) shares of the Company’s common stock, $0.001 per value per share, at the rate of $0.2535 per share. For each $1.40 of the convertible debenture converted by the Holder, the Holder shall be entitled to receive (x) two (2) Series A-1 stock purchase warrants and two (2) Series A-2 stock purchase warrants. Each Series A-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years. Each Series A-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years.

Election of Officers and Employment Contracts

On December 13, 2006 the Company’s board of directors elected and entered into an employment agreement with William Plon to hold the title of Chief Financial Officer (CFO), effective January 1, 2007. James Cardwell was elected to hold the title of Chief Operating Officer (COO), effective January 1, 2007. The employment contracts are for a term of two (2) years. Under the terms of the agreements, each Executive Employee’s remuneration is agreed to not be less than their respective base salary equal to the following:

William F. Plon, CFO	$165,000
James S. Cardwell, COO	$165,000

Each Executive Employee is also entitled to a signing bonus equal to the following:

William F. Plon, CFO	$ 20,000 (payable in 2 installments)
James S. Cardwell, COO	$ 20,000 (payable in 2 installments)

Each Executive Employee shall also be entitled to periodic increases in the base salary of not less than 6% every six months from the beginning of employment, subject to their performance review.

Opening of “HATS!” in New Orleans

“HATS! – A Musical for the Rest of Your Life”, a new musical based on the ideas and philosophies of the Red Hat Society opened on January 25, 2007 in New Orleans, LA at the Harrah’s Resort and Casino. Harrahs’ has reported that this production has broken box office records in New Orleans. It has Hats! continues to be received positively and and is generating considerable press.   Sibling Theatricals, Inc., a wholly owned subsidiary of the Company is an investor in this production.   The Managing Member of the New Orleans production is Hats Holdings, Inc. (a company organized to license HATS! and related merchandiser and other rights around the world).  Hats Holdings, Inc. is a wholly owned subsidiary of Sibling Theatricals, Inc.

Deposits Towards “Dean & Me”

On January 12, 2007, we paid a deposit of $75,000 in good faith to Jerry Lewis towards the purchase of the rights to “Dean & Me”, a biography about the relationship between Dean Martin and Jerry Lewis.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Stock Purchase Agreement for Acquisition of Dick Foster Productions, Inc.

The Company entered into a Stock Purchase and Shareholders’ Agreement (“Purchase Agreement”) dated February 28, 2007 (the “Closing Date”) by and among Dick Foster Productions, Inc., a Nevada corporation (“DFP”) and, Dick Foster, an individual resident in Nevada (“DF”) and Lynne Foster, an individual resident in Nevada (“LF”) (collectively, DF and LF are sometimes herein referred to as the “Sellers.”) Pursuant to the terms of the Purchase Agreement, we acquired twenty thousand (20,000) shares of common stock of DFP (the “Purchased Shares”) from the Sellers, representing eighty (80%) percent of the total outstanding capital stock and ownership interests of DFP for a total purchase price of $7,200,000.

Loans to the New Denver Civic Theatre

Subsequent to December 31, 2006, the Company has loaned DCT an aggregate of $14,000, bearing an interest rate at eight (8%) percent and payable on demand.

Loans from Phyllis Maxwell

On December 11, 2006, the Company was loaned $25,000 by Phyllis Maxwell (“PM”). The loan term is 6 months but may be prepaid at any time, and bears an interest rate of 7% per annum. The proceeds from the loan were used towards operational costs incurred in the normal course of business. The Company has paid back the full amount of this loan, plus interest, subsequent to December 31, 2006.

On January 9, 2007, we entered into a loan agreement with Phyllis Maxwell (“PM”) whereby PM made a short-term loan to SEGI in the amount of $150,000. The loan has a term of 6 months and carries an interest rate of 10.25%.

Financing Agreement with Motivated Minds

On February 28, 2007, the Company issued a $725,000 Promissory Note and Security Agreement to Motivated Minds, LLC in order to obtain partial financing for the Company’s acquisition of Dick Foster Productions Inc. The note has a maturity date of the earlier of May 28, 2007 or the date that we receive gross financing proceeds of $1,500,000. The note accrues interest at a rate of 15% but carries a minimum interest of $21,750,. The note bears a default interest rate of 25%. The Company paid a finders fee of $25,000 to Source Capital Group, Inc. in connection with the financing. Pursuant to the terms of the Note, the Company also issued to Motivated Minds, LLC (i) 250,000 shares of the Sibling Entertainment Group, Inc.’s common stock, which shares have piggyback registration rights; and (ii) 700,000 warrants of Sibling Entertainment Group, Inc. which convert into 700,000 shares of our common stock. We also entered into a Registration Rights Agreement with Motivated Minds, LLC granting Motivated Minds, LLC the right to register for resale the 250,000 shares of Sibling Entertainment Group, Inc.’s common stock, as well as the 700,000 shares underlying the warrants, in any registration statement that we may file with the Securities and Exchange Commission.

Unregistered Sales of Equity Securities

On February 28, 2007, we issued to Motivated Minds, LLC (i) 250,000 shares of our common stock, which shares have piggyback registration rights; and (ii) 700,000 warrants of Sibling Entertainment Group, Inc. which convert into 700,000 shares of our common stock. The warrants shall be exercisable for a period of five (5) years from the date of issuance with an exercise price of $1.00 per share.

Agreement with Capitol Securities Management

On March 9, 2007 Sibling Entertainment Group Inc. entered into an agreement to engage the services of Capitol Securities Management, Inc. (“CSM”) as its non-exclusive financial advisor with respect to the services offered by CSM to introduce the Company to one or more investors. The term of the agreement is for 12 months.

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

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Mitchell Maxwell, Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Plon, Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mitchell Maxwell, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Plon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIBLING ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	March 19, 2006

________________________

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By:	/s/ William Plon	Chief Financial Officer,	March 19, 2006
________________________

William Plon

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	March 19, 2007

________________________

Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ William Plon	Chief Financial Officer,	March 19, 2007
________________________

William Plon