Form 10QSB
period 2007-03-31
Sibling Entertainment Group, Inc.
filed 2007-08-14
CIK 1057222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

 ☒Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

Common Stock, $.001 par value, 37,208,900 at August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ NO ☒.

Form 10-QSB
Quarter Ended March 31, 2007

INDEX

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	4
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	5
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	18
A. OVERVIEW	18
B. CORPORATE HISTORY	19
C. CURRENT OPERATIONS	21
D. INDUSTRY ANALYSIS	22
E. RISK FACTORS	25
F. OPERATING RESULTS FOR THE SIX AND THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2005	28
LIQUIDITY AND CAPITAL RESOURCES	29
ITEM 3. CONTROLS AND PROCEDURES	31
A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	31
B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING	31
PART II - OTHER INFORMATION	31
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	32
A. AGREEMENTS BETWEEN RELATED PARTIES	32
B. SUBSEQUENT EVENTS	32
C. CONFLICTS OF INTEREST	33
ITEM 6. EXHIBITS	33
SIGNATURES	35
CERTIFICATIONS	36

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Sibling Entertainment Group, Inc. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods represented are not necessarily indicative of the results to be expected for the full year.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

Assets	March 31, 2007
Current assets
Cash	$380,476
Due from related parties	199,939
Accounts receivable	161,483
Advances and prepaids	251,121
Loans receivable - related party	247,505
Total current assets	1,240,524
Fixed assets
Computer equipment, net of accumulated depreciation	104,459
Total Fixed Assets	104,459
Other assets
Goodwill	9,684,781
Recoupable advances	78,333
Deposits	288,750
Production development costs	485,528
Investment in related companies	104,392
Other investments	8,766
Options purchased	22,000
Deferred loan costs	89,241
Deferred income taxes	104,000
Total other assets	10,865,791
Total assets	$12,210,774
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$420,327
Due to officers	93,500
Current portion of long term debt	10,248
Accrued expenses	160,710
Liabilities to be settled in stock	17,505
Deferred revenues	64,000
Short term loans payable	4,749,724
Derivative liability	41,643
Payroll liabilities	22,705
Total current liabilities	5,580,362
Loan payable	2,388,015
Long term convertible debentures, net of discount	726,190
Minority interest	424,590
Total liabilities	9,119,157
Equity
Common stock $0.001 par value;
100,000,000 authorized shares;
35,363,171 shares issued and outstanding	35,363
Additional paid in capital - warrants	732,650
Additional paid in capital	7,560,383
Accumulated deficit	(248,300)
Deficit accumulated during development stage	(4,988,479)
Total equity	3,091,617
Total liabilities and stockholders' equity	$12,210,774

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the nine months ended March 31,		For the three months ended March 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31,
	2007	2006	2007	2006	2007

Revenue - related companies
Gross Box Office Revenues	$1,106,541	-	$670,112	-	$1,106,541
Consulting fee income - related company	52,908	$77,100	59	$26,325	256,287
Executive producer fees - related company	-	50,000	-	-	100,000
Total Revenue	1,159,449	127,100	670,171	26,325	1,462,828
Expense
General and administrative -
Professional fees	614,546	260,265	300,213	102,373	1,412,783
Management fees - related company	-	123,700	-	19,600	325,932
Other	1,228,057	396,852	683,164	227,648	1,947,159
Write-off of investment in motion picture rights	-	-	(4,996)	-	33,400
Production expenses	2,067,951	44,661	810,176	20,000	2,148,476
Operating loss	(2,751,105)	(698,378)	(1,118,386)	(343,296)	(4,404,922)

Other Income (Expense)
Interest Income (Expense)	(206,112)	1,157	(191,405)	357	(206,109)
Amortization of loan origination costs	(44,621)	-	(44,621)	-	(44,621)
Investor expense	(41,643)	-	(41,643)	-	(41,643)
Impairment of investment - related company	-	-	-	-	(233,621)
Equity loss on investment - related company	(5,564)	-	(336)	-	(11,985)
Net loss before income taxes	(3,049,045)	(697,221)	(1,396,391)	(342,939)	(4,942,900)
Taxes	(40,548)	(681)	(38,018)	(681)	(45,579)
Net Loss	$(3,089,593)	$(697,902)	$(1,434,409)	$(343,620)	$(4,988,479)

Loss per common share - basic and diluted	($0.12)	($0.03)	($0.05)	($0.01)
Weighted average number of Common Shares
Shares Outstanding - basic and diluted	25,351,695	23,709,325	28,286,552	25,085,833

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,		Cumulative Amounts Since Inception of Development Stage, July 1, 2000 to March 31,
	2007	2006	2007
Cash flows from operating activities
Net Loss	$(3,089,593)	$(697,902)	$(4,988,479)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,755	560	4,035
Stock-based compensation	20,650	96,549	392,034
Accretion of beneficial conversion feature - convertible debentures	111,015	-	111,015
Investor expense due to increase in derivative liability	41,643		41,643
Amortization of loan costs	44,621		44,621
Motion picture rights written off	-	-	33,400
Executive services	93,500	-	147,500
Equity loss on investment - related party	5,564		11,986
Impairment on investment - related party	-	-	233,620
Impairment of loan	-	-	3,750
Investment in productions	-	-	-
Changes in operating assets/liabilities:			-
(Increase) in accounts receivable	(70,082)		(70,082)
Increase (decrease) in prepaids and other assets	(1,863)	(5,698)	(50,483)
Increase in accounts payable	194,296	42,711	281,221
Increase in accrued expenses	(116,832)	-	(68,465)
Increase in other liabilities - stock subscriptions	35,000	-	35,000
Other investments	25,000	-	25,000
Options purchased	16,000	-	16,000
Increase in other receivables	-		(20,000)
Increase in payroll liabilities	22,705	-	22,086
Decrease in defered revenues	(4,000)		(4,000)
Increase in deferred income taxes	38,000		38,000
Net cash (used in) provided by operating activities	(2,631,621)	(563,780)	(3,760,598)

Cash flows from investing activities
Purchases of fixed assets	(3,712)	(1,026)	(9,909)
Recoupable advances	(45,000)	-	(78,333)
Investment in related company stock	(851,862)	(50,000)	(1,201,862)
Production development costs	(87,170)	(65,000)	(255,822)
Deposits	(255,519)	-	(440,519)
Options purchased	-	(57,500)	(17,000)
Other investments	(12,940)		(63,766)
Net cash (used in) provided by investing activities	(1,256,203)	(173,526)	(2,067,211)

Cash flows from financing activities
Due from related parties	(90,347)	(80,712)	(117,287)
Repayment to (from) related parties	-	-	16,400
Payment of long term debt	(572)		(572)
Advances (to) from related companies	-	-	(43,276)
Due to related parties	(33,362)	-	(130,847)
Loans to related companies	(179,705)	(43,750)	(255,255)
Loans from related parties	1,020,000	8,500	1,025,000
Minority interest	350,890		350,890
Proceeds from issuance of common stock subscriptions	-	-	27,500
Proceeds from issuance of convertible debentures	-	-	140,000
Proceeds from issuance of debentures	1,221,005	-	1,221,005
Proceeds from issuance of common stocks	1,932,923	841,000	3,974,227
Net cash (used in) provided by financing activities	4,220,832	725,038	6,207,785

Net increase (decrease) in cash	333,008	(12,268)	379,976
Cash and cash equivalents, beginning of period	47,468	23,596	500
Cash and cash equivalents, end of period	$380,476	$11,328	$380,476

See accompanying Notes to Condensed Consolidated Financial Statements.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Supplemental Disclosure of Cash Flow Information:

Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Recognition of beneficial conversion feature on convertible debentures	$139,825	$-	$139,825
Recognition of debt obligations to consultant	$134,158	$-	$134,158

Conversion of debentures into common stock and warrants	$466,000	$-	$466,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2006.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

The Company re-entered the development stage on July 1, 2000 shortly after discontinuing the business of development and production of theatrical entertainment products. The Company was primarily engaged in developing markets, initially for its film library through October 2003, and subsequently in executive management and consulting for theatrical productions and film projects.

GOING CONCERN

As shown in the condensed financial statements, the accumulated deficit during the development stage at March 31, 2007 amounted to $4,988,479. The Company experienced net losses of $1,434,409 and $343,620 for the three months ended March 31, 2007 and 2006 respectively, and net losses of $3,089,045 and $697,902 for the nine months ended March 31, 2007 and 2006 respectively, and a cumulative net loss incurred since the development stage of $4,988,479. The Company will need additional resources to finance its future operations, including compliance with SEC reporting requirements. Management is actively seeking to raise additional capital through the sale of debentures, common stock and by issuing loans. The results of these ongoing activities to date are described in Note #14 Subsequent Events. However, no assurance can be given that the Company will continue to be successful in its financing activities.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sibling Theatricals, Inc. (“STI”), Hats Holdings, Inc. (“HHI”), Hats Denver LLC (“HDLLC”), Sibling Pictures, Inc, (“SPI”), Reel Love Production, Inc. (“RLPI”), Reel Love on Film, LLC (“RLOF”), Sibling Music Corporation (“SMC”) and Sibling Properties, Inc. (“SPPI”) for the three and nine months ended March 31, 2007 as appropriate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

3. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Since April 1, 2004, the Company provides consulting services to a related company, the New Denver Civic Theatre, Inc., (“DCT”) a Colorado not-for-profit corporation. Under the original agreement, DCT compensated the Company $6,600 per month for theater booking agent services, marketing services for the theatre’s alternative uses, general services in the management of the theatre, the services of the Executive Director and consulting services. Beginning August 1, 2005, fees were increased to $8,775 per month. The Company recognized revenue for these services in the amount of $59 in the three months ended March 31, 2007 and $26,325 in the three months ended March 31, 2006, and a cumulative amount since inception of development stage of $256,287. As of January 1, 2007, the Company no longer accrued any additional consulting income, but continued to advise and provides services on a limited basis.

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

As of March 31, 2007, DCT was indebted to the Company in the amount of $244,435 for money the Company had loaned to the theatre for operational expenses during and subsequent to the run of the production “Newsical the Musical”. The Company loaned DCT $101,634 in the three months ended March 31, 2007. These loans carry annual interest at eight (8%) percent, and the Company has recorded interest income of $4,269 for the three months ended March 31, 2007.

At March 31, 2007, the Company recognized an aggregate net amount, including interest, of $199,901 due from related parties, in addition to the $244,435 loans receivable balance noted above.

INVESTMENT IN RELATED COMPANY STOCK

On October 15, 2004, the Company signed an agreement with Sibling Entertainment, Inc. (“SEI”), a private company engaged in similar business activities, whereby the Company would be allowed to acquire a maximum of 700,000 shares of common stock in SEI over a six month period (“Investment Period”) at the rate of $0.50 per share. Under the agreement, stock certificates will be issued at the end of each calendar quarter rounded to the nearest $10,000, or 20,000 Shares. There is no minimum amount required to be invested. The Company may advance and make payment of any amount at any time during the Investment Period. As of March 31, 2007, the Company had invested an aggregate of $350,000 and received 700,000 shares of SEI common stock at $0.50 per share. The Company holds a 3.95% ownership in SEI. The Company has recorded the value of its stock in SEI at fair value, or value at which SEI sold stock to third party investors at arm’s length. The Company accounts for its investment in SEI using the equity method of accounting and management periodically re-evaluates SEI’s value based on expected future cash flows to recognize any potential impairment in value. In accordance with EITF 02-14, the Company accounts for its investment using the equity method of accounting due to the Company’s ability to exercise significant influence over operating and financial policies of the investee and its determination of ownership of in-substance common stock of the investee. For the three months and nine months ended March 31, 2007, we recognized equity losses of $337 and $5,564 respectively from this investment. In addition, we recognized impairment in the amount of $233,621 prior to June 30, 2005 as a result of management’s assessment of this investment. At March 31, 2007, this investment was valued at $104,392.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Summarized unaudited financial information of SEI is as follows:

	3/31/2007
Current assets	$273,211
Non-current assets	$1,511,098

Current liabilities	$1,174,337
Non-current liabilities	$246,543

	3 months ended 3/31/07	9 months ended 3/31/07
Net revenue	$0	$0
Income (loss) from operations	$(68,236)	$(98,861)
Net Income (loss)	$(68,236)	$(98,861)

ASSIGNMENT OF OPTION TO PURCHASE REAL ESTATE

On July 7, 2005, the Company entered into an agreement with SEI whereby the Company agreed to pay $20,000 to SEI and $15,000 to DCT for DCT’s wholly-owned subsidiary, 721 Santa Fe Realty Company LLC, and DCT to assign their rights to purchase the real estate, equipment, improvements and other property known as the Denver Civic Theatre Complex. The amount was paid in the prior year and is included in Deposits at March 31, 2007 (see Note 6 below).

4. ADVANCES AND PREPAIDS

Advances and prepaid expenses represent advances towards future productions as well as stock issued in advance to consultants for services to be provided in the future. The balance of $251,121 represents $30,000 advanced towards the Las Vegas Production of STOMP, $5,729 for the ongoing consulting services of Zbigniew Mania, $109,958 for the ongoing consulting services of Venture Catalyst, LLC (“VenCat”), $91,768 for HATS!, and $13,666 for other productions.

5. RECOUPABLE ADVANCES

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

On November 4, 2005, the Company entered into a 24 month consulting agreement with Moneta to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies. The Company issued 100,000 shares, at a price of $0.25 per share, which cover the contractual period November 1, 2005 to October 31, 2007. Included in the monthly fees paid to Moneta Capital Advisors Inc., (Moneta) are recoupable advances of $3,333 per month for the first four months of the term of the contract and $5,000 for each month thereafter for the value of services, or an aggregate of $15,000 and $45,000 for the three and nine months ended March 31, 2007,respectively respectively. At March 31, 2007, the Company had $78,333 in recoupable advances.

6. OPTIONS PURCHASED/DEPOSITS

Options purchased include $22,000 paid for the right to produce the independent film “Reel Love”.

The Company paid Jerry Lewis a deposit of $100,000 towards the purchase of the rights to develop and produce a new musical based upon his book, “Dean and Me” (a story about his experiences in the entertainment industry with Dean Martin).

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

On June 11, 2005 the Company entered into an agreement to pay thirty thousand ($30,000) dollars to SEI and SEI agreed to assign fifteen (15%) percent of the Adjusted Net Profits of Solace LLC (owner of the theatrical production "Once Around The Sun" ("OATS") as defined by the Operating Agreement for Solace, LLC for the Off-Broadway production of the musical OATS.  OATS profits are paid from SEI's share of the Adjusted Net profits it receives as Managing Member of Solace, LLC.  The Company paid this amount to SEI in full on June 13, 2005.   Solace, LLC was capitalized at $1 million.  The typical investor would have the first right of recoupment.  The Company’s investment does not provide for the first right of recoupment.  Therefore, the Company settled with SEI on a discounted value of $30,000.

As of March 31, 2007, the Company has put forth $114,528 considered deposits towards purchasing SEI’s interest in the musical Once Around The Sun.

7. PRODUCTION DEVELOPMENT COSTS

At March 31, 2007, the Company recognized an aggregate of $485,528 in capitalized costs incurred to develop theatrical productions. These costs relate primarily to costs to develop the musical “HATS!”. The Company follows SOP 00-2 for the capitalization of certain film production development costs. Production development costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews, office expenses and travel costs directly associated with bringing the production to market. If a property under development has not been set for production within three years from the first capitalized transaction related to that property, the Company shall write off those capitalized costs. The Company shall begin amortization of capitalized costs when a production is open to the public. The current capitalized costs are related to new productions of HATS!

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

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

At March 31, 2007, other investments totaled $8,788.

9. OTHER LIABILITIES TO BE SETTLED IN STOCK

The Company recognized $35,000 for the value of stock to be issued to VenCat as compensation for the three months ended March 31, 2007, of which $17,500 was issued during the same period ($8,750 for prior quarter obligation). Total liabilities to be settled in stock are $17,505 at March 31, 2007.

10. SHORT TERM LIABILITIES - LOANS PAYABLE

As part of the acquisition of DFP, the Company borrowed $ 5,800,000 from Lynne and Dick Foster, of which $1,200,000 was due May 29, 2007, and $2,300,000 is due November 25, 2007.

The remainder is due November 25, 2009 and is included in long- term liabilities. In addition, the Company was loaned $300,000 by Phyllis and Lynn Maxwell, and $725,000 by Motivated Minds. The remaining portion of the balance represents the current portion of long term obligations to VenCat in the amount of $49,005 (see Note 11). The short term portion also includes a line of credit of $175,719, acquired from DFP.

Financing Agreement with Motivated Minds

On  February  28,  2007,  the Company  issued a  $725,000  Promissory  Note and  Security Agreement to Motivated Minds,  LLC in order to obtain partial financing for the Company’s acquisition of Dick Foster Productions Inc.  The note has a maturity date of the earlier of May 28, 2007 or the date that we receive gross financing proceeds of $1,500,000.  The note accrues interest at a rate of 15% but carries a minimum interest of $21,750.  The note bears a default interest rate of 25%. The Company paid a finder's fee of $25,000 to Source Capital Group, Inc. in connection with the financing. Pursuant to the terms of the Note, the Company also issued.

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

11. .LONG TERM LIABILITIES - LOANS PAYABLE AND CONVERTIBLE DEBENTURES

As part of the acquisition of DEP, the Company borrowed $2,300,000 from Lynne and Dick Foster, which is November 25, 2008.

Total long-term liabilities were $2,388,015 as of March 31, 2007.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

The Company has offered for sale an aggregate principal amount of $650,000 of “Series H” convertible debentures. For value received, the Company promises to pay to subscriber and/or holder the principal sum no later than one (1) year from the original issue date including accrued and unpaid interest of 8% per annum. The debentures also provide for a contingent interest premium of 0.10% on net profits from operations of Hats Holding Inc., a subsidiary of the company. The Company shall have the right to extend the maturity date by an additional six (6) months upon the issuance of an additional six thousand (6,000) warrants. As of March 31, 2007, the Company had raised the full $650,000 and the offering has been closed. The debentures include common stock purchase warrants for 6,000 common shares for each unit purchased (unit consisting of $10,000 in principal plus these warrants for $10,000), convertible at $0.55 per share for three years (Series H-1 warrants). In addition, the debentures are convertible into common stock at $0.50 per share and common stock purchase warrants, with two warrants for every $1 of principal converted (one Series H-2 warrant, exercisable at $0.75 for five years and one Series H-3 warrant, exercisable at $1.00 for five years).

Issuance of Unregistered Equity Securities - Series A Convertible Debenture

On January 31, 2007, the Company commenced an offering on a no minimum basis whereby Company offered thirty five (35) Units at a purchase price of seven thousand ($7,000) dollars per Unit.  Each Unit consists of a convertible debenture carrying a rate of 8%.  The outstanding principal balance of the convertible debentures is convertible into twenty thousand (20,000) shares of the Company’s common stock, $0.001 par value per share, at the rate of $0.35 per share.  For each $1.40 of the convertible debenture converted by the Holder, the Holder shall be entitled to receive two (2) Series A-1 stock purchase warrants and two (2) Series A-2 stock purchase warrants.  Each Series A-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years.  Each Series A-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years.  During the quarter ended March 31, 2007, the company issued $571,000 in these Series A convertible debentures.

The Company discounted the total value of the above $139,826 to recognize the intrinsic value of the beneficial conversion option underlying the convertible debentures.  Amortization of the related debt discount of $111,014 was recognized during the nine months ended March 31, 2007, resulting in a net carrying value of the debentures of $726,190.

The Company recorded long term loans payable $66,403 for its long term obligations to VenCat for consulting services, payable over two years at $6,250 per month.

As part of the acquisition of DFP, the Company borrowed $2,300,000 from Lynne and Dick Foster, which is November 25, 2008.

There were additional loans payable of $21,612. Total long term liabilities were $2,388,015 as of March 31, 2007.

12. COMMON STOCK ISSUANCES

On June 7, 2006, the Company commenced its Series F Offering, an offering pursuant to which it would sell up to a maximum, aggregate of 1,000,000 (“Unit(s)”). The initial price of each unit was two dollars ($2.00) for a total aggregate principal amount of $2,000,000. Each Unit sold includes four (4) shares of common stock, at par value $0.001 per share and two (2) Series F-1 stock purchase warrants and two (2) Series F-2 stock purchase warrants. Each Series F-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.75 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement. Each Series F-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years commencing on the date of the acceptance of the subscription agreement On September 24, 2006, the Company revised the terms of its Series F Offering whereby the price per Unit changed from $2.00 per Unit to $1.40 per Unit, or 1,428,575 Units, or $1,999,999.40 in the aggregate. Prior to this change, the Company had received $306,000 from eight investors under the original Series F Offering terms. The Company issued an additional 298,304 shares and 149,152 F-1 stock purchase warrants and 149,152 F-2 stock purchase warrants to the eight investors in order to provide them with the correct number of shares and warrants under the revised terms. As of March 31, 2007, under the $1.40 per Unit terms, the Company raised $1,999,987 representing 1,428,056 Units, or 5,714,271 shares in the aggregate. The offering was closed on January 29, 2007.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

On June 14, 2006, the Company entered into an agreement with Zbigniew Mania (“ZM”) for ZM to consult and assist the Company in structuring, operating and growing its business and for ZM to provide advisory and consulting services related to real estate, leasing and financial matters related to the DCT as reasonably requested by the Company in exchange for 100,000 shares of common stock and 150,000 series G-1 warrants. The contract covers the period June 15, 2006 to June 14, 2007. The expense will be recorded as compensation at the fair value of the stock and warrants issued of $27,500 in equal amounts over each quarter. Warrants were valued based on the Black-Scholes Model of valuation. Expense of $13,750 has been recognized for the three months ended March 31, 2007. Each G-1 warrant will entitle the warrant holder to purchase one share of the Company’s common stock at a price of $0.55 per share for a period of three (3) three years.

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

On February 4, 2005, the Company entered into an agreement with Moneta Capital Advisors Inc., to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies in exchange for restricted Common Stock in the aggregate of 100,000 shares. The issued shares cover the contractual period February 1, 2005 to October 31, 2007. The expense was recorded as compensation at the fair market value of the stock and warrants (see below) issued, in four equal amounts in each of the four quarters over the contract term, or $6,250 for the three months ended March 31, 2007. Under the contract the Company additionally granted 200,000 warrants to acquire 200,000 shares at the price of $0.50 per share for a period of five (5) years. The Company valued these warrants using the Black-Scholes model of valuation. Additionally, there was an addendum dated May 8, 2006 signed between Moneta and the Company under which the Company shall deliver to Moneta a five (5) year warrant to purchase an aggregate of up to Five Million (5,000,000) shares of the Company’s stock, $.001 par value per share and at an exercise price of $0.275 per share. These warrants shall be held in trust and shall be issued as compensation for services rendered contingent upon the successful completion of a merger between the Company and Sibling Entertainment Group Holdings, Inc. We did not recognize the value of these warrants because there is no material disincentive for non-performance under the agreement. Further, under the contract the Company shall grant Moneta up to 228,000 warrants to purchase 228,000 shares of the Company’s common stock contingent upon Moneta raising its share of the SOFIA movie fund. The Company expensed $2,083 decreasing the prepaid portion of Moneta’s services.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

As equity instruments, we value such warrants using the Black-Scholes Model of valuation as of the date the subscription agreement is signed by both parties. For the period ended March 31, 2007, warrants were valued under the Black-Scholes model using the following assumptions: volatility - 61% (based on estimate of industry norm), dividend yield - 0, risk-free rate - 5.25%.

13. ACQUISITIONS

On June 17, 2005, the Company entered into a share exchange agreement with SPI and with all SPI shareholders, whereby the Company agreed to acquire all issued and outstanding SPI shares in consideration for an aggregate of 10,785,000 shares of the Company’s common stock, at a price of $0.25 per share, on a basis of 60,000 Company shares for each SPI share issued and outstanding on June 17, 2005. SPI is engaged in acquiring the rights to, and developing, feature films as an independent producer. At the time of the Share Exchange Agreement, SEI was concentrating of live-event and other theatrical operation. . As a result of the share exchange, the Company gained ownership of SPFLLC, a Delaware corporation formed as the investment vehicle to finance and fund two or three independent films to be produced by SPI, Reel Love on Film LLC (“RLFLLC”) and its managing member, Reel Love Productions, Inc., (“RLPI”) was formed to develop, finance and produce the film “Reel Love.” The transaction resulted in SEI owning 28.64% in the Company. We have reviewed the ownership of SPI, SEI, and SEGI at the time of sale, and reviewed the issue of common control in connection with the acquisition of SPI. No group of shareholders and their family members have more than a 50% ownership interest in any of the entities. Additionally no contemporaneous written evidence of an agreement between shareholders to vote a majority of the entities’ shares in concert exists. Consequently, we believe that common control does not exist.

As a result of the acquisition, the Company recognized goodwill of $2,779,624, based on the excess of the fair value of the shares issued over the fair values of the assets and liabilities acquired. The exchange of 10,785,000 shares was determined by management based on its assessment of the net present value of projected SPI cash flows, which exceeded the value of the recorded goodwill at June 30, 2005. The Company has re-evaluated the projected cash flows of SPI at June 30, 2006 and determined that such values exceeded the value of the reporting unit including recorded goodwill. Management tests for goodwill impairment at least annually. In the event that management determines that impairment indicators are present, management will test for goodwill impairment more frequently. For the period end March 31, 2007, management concluded that no impairment indicators existed.

Stock Purchase Agreement for Acquisition of Dick Foster Productions, Inc.

The Company  entered  into  a  Stock  Purchase  and  Shareholders' Agreement ("Purchase Agreement") dated February 28, 2007 (the "Closing Date") by and among Dick Foster Productions,  Inc., a Nevada corporation ("DFP") and, Dick Foster, an individual resident in Nevada ("DF") and Lynne Foster, an individual resident in Nevada ("LF") (collectively, DF and LF are sometimes herein referred to as the "Sellers.")  Pursuant to the terms of the  Purchase  Agreement,  we acquired twenty thousand  (20,000) shares of common stock of DFP (the "Purchased Shares")  from the  Sellers,  representing  eighty  (80%)  percent  of the total outstanding  capital stock and ownership  interests of DFP for a total  purchase price of $7,200,000.  Pursuant to the terms of the Purchase Agreement, DFP entered into a three year Consulting Agreement with D&L Partnership, of which DF and LF are the sole general partners.  The Sellers are to receive $350,000 per year to continue to perform substantially the same services for DFP as they are currently providing as employees of DFP.  DFP also entered into a three year Employment Agreement with David Gravatt to continue on as DFP's Chief Operating Officer.

The accompanying statements of operations include the results of operations of DFP for the month of March 2007.

Management tests for goodwill impairment at least annually.  In the event that management determines that impairment indicators are present, management will test for goodwill impairment more frequently.  For the period end March 31, 2007, management concluded that no impairment indicators existed.

The following represents the pro forma results of operations as if the acquisition of DFP took place at the beginning of the periods presented:

	Nine months ended 3/31/07	Three months ended 3/31/07
Net revenue	$5,353,057	$1,721,840
Income (loss) from operations	$(2,906,079)	$(1,195,307)
Net Income (loss)	$(3,187,268)	$(1,441,936)
Loss per share	$(0.13)	$(0.05)

14. SUBSEQUENT EVENTS AND COMMITMENTS

Agreement with Capitol Securities Management
On March 9, 2007 Sibling Entertainment Group Inc. entered into an agreement to engage the services of Capitol Securities Management, Inc. (“CSM”) as its non-exclusive financial advisor with respect to the services offered by CSM to introduce the Company to one or more investors. The term of the agreement is for 12 months. As a license brokerage firm, CSM will entitled to a ten (10%) commission for the principal amount of any equity or convertible debt instruments sourced from their contacts, plus the issuance of warrants equal to ten (10%) of the total warrants issued to their sources, plus a five (5%) cash commission related to the placement of an equity by the Company for its our sources. As of the time of this filing, CSM had earned a total of $196,000 in commissions.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

HATS! License to Tampa Bay Performing Arts Center
HHI has signed a multi-year licensing agreement with the Tampa Bay Performing Arts Center to produce the musical "HATS!" at multiple Florida venues. The agreement is effective January 1, 2008 through December 31, 2009 with an optional two year extension and includes licensing compensation based on gross weekly box office receipts and advance royalty payments; collaboration with and marketing support by the Red Hat Society, Inc. (“RHS”) where the RHS has approximately 3,000 local Florida chapters.

HATS! License to Harrah’s Entertainment, Inc.
DFP and HHI has signed a licensing agreement with Harrah’s Entertainment to produce the musical "HATS!" in Las Vegas to open in January 2008 under an agreement where DFP and HHI will provide the production elements and Harrah’s will provide the majority of the local marketing efforts including the venue location for an equal split of the box office revenues.

Richfield Entertainment LLC
STI and Garlin Holding Limited (“Garlin”) entered into an agreement along with Bernstein Entertainment Corporation (“BEC”). Garlin and STI will jointly form a new single purpose entity named Richfield Entertainment LLC (“Richfield”) owned 75% by Garlin and 25% by STI to develop and produce new entertainment works to be funded primarily through sources known to Garlin. Garlin will provide an initial $100,000 for the formation and start up costs and production costs of Richfield including the production of the cast album and theatrical productions of “Israel Oh Israel” licensed by Israel, Oh Israel International, Inc. Garlin was also issued 6 million warrants with an exercise price of $1.00/share with a five (5) year term.

Dean & Me
STI paid an option to Rupert Holmes (a three time Tony® Award Winner) to write the book to the musical entitled “Dean & Me” based upon the book of the same title written by Jerry Lewis about the life of Mr. Lewis and Dean Martin. The music and lyrics is to be created by Doug Besterman (a three time Tony® Award Winner) and Sharon Vaughn (Nashville Hall of Fame Winner).

Once Around the Sun
SPI paid an option to Amy Lanier to write the screenplay based upon the musical entitled “Once Around the Sun” and Garlin Holding Limited (“Garlin”) entered into a agreement along with Bernstein Entertainment Corporation (“BEC”).

Loan Agreement with Sibling Entertainment Group Holdings, Inc. (OTCBB:SIBE)
On July 20, 2007, the Company entered into one or more loan agreements with SIBE to borrow up to $4 million at thirteen (13%) percent for up to six (6) months with an extension of three (3) months related to SIBE private offering of a 13% SERIES “AA” SECURED DEBENTURE to be used for the operations of the Company. At the time of this filing, the Company received in the aggregate a total amount of $2,550,000.

Issuance of Unregistered Equity Securities - Series A Convertible Debenture
On August 13, we completed and closed the Series A Convertible Debenture which began on January 31, 2007 completed the sale of we commenced an offering on a no minimum basis whereby we offered One Hundred Seven (107) Units at a purchase price of seven thousand ($7,000) dollars per Unit. At the conclusion of the offering, a total of 107 units were sold for a total aggregate amount $748,908.60.

Conversion of Debenture and Issuance of Stock
After March 31,, 2006, the Company converted a total of $183,000 of the principal balance of its Series H Private Offering issued during 2005 to fund the development costs of the production HATS!. Any amount of the Series H that was not converted was fully repaid including all accrued interest. The amount converted into common stock in the aggregate amount to an additional 366,000 shares of the Company’s common stock at the conversion rate of $0.50/share.

SIBLING ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Penalty Share and Issuance of Stock
As a part of the registration rights agreement included an made part of the past private offerings beginning with Series D, the Company was required to file a registration statement within six (6) months of the subscription agreement and become effective within 90 days thereafter and upon failure to achieve this objective the Company would be required to issue an additional amount of shares each month equal to 1.5% of the total shares issued under their respective offering with a maximum amount equal to nine (9%). As a result, the Company issued a total of 491,759 shares related to the penalty clause(s).

Consulting Agreements and Issuance of Stock
After March 31, 2007 and as of the time of this filing, the Company has issued a total of 576,000 shares related to variance consulting agreements for services rendered and 700,000 stock purchase warrants with an exercise price of $0.50/share with a term of five (5) years.

Letter of Intent with the Red Hat Society, Inc.
On May 10, 2007, the Company entered into a letter of intent with the Red Hat Society, Inc. (“RHS”) and subsequently advanced One Hundred Thousand Dollars ($100,000) to extend the exclusive period after the first 60 days through September 30, 2007 to explore the possible acquisition of the RHS by the Company. No further terms or conditions have been discussed or set. The RHS and STI developed a strong relationship through the joint effort to develop, produce and market the musical HATS! based upon the members of the RHS.

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

We currently operate four divisions including live-stage theatrical production, independent feature film production, theatrical real estate and theatrical management, and music publishing and distribution under the following subsidiaries: Sibling Theatricals, Inc. (“STI”), Sibling Pictures, Inc. (“SPI”), Sibling Properties, Inc. (“SPPI”) and Sibling Music Corporation (“SMC”), respectively. We are also evaluating the acquisition of a music publishing and/or distribution company, and a theater ticket brokerage and group sales company. Each division actively pursues to identify, select, finance, develop and produce one or more unique project or properties correlating with the primary activity of the division. Our strategy will also include the coordination of synergistic elements between divisions to provide optimal development for each project or property.

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

The ownership percentage and role of our executive officers MM, VM,JC and RC at the time of this filing are as follows:

	SEGI		SPI		SEI
	Percent	Role	Percent	Role	Percent	Role
Mitchell Maxwell *	5.4%	President, Director	0.00%	None	8.22%	President, Director
Victoria Maxwell	5.7%	VP, Secretary, Director	0.00%	President, Director	4.20%	VP, Secretary, Director
James Cardwell	2.8%	COO/CFO, Director	0.00%	CFO/COO	0.00%	COO/CFO, Director
Richard Bernstein	2.1%	VP, Director	0.00%	None	0.00%	None
TOTAL	16.0%		0.00%	**	12.42%

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

o
“HATS! - A Musical for the Rest of Your Life” based upon the women and spirit (“HATS!”) of Red Hat Society, Inc. (“RHS”) opened in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006. We currently have an exclusive licensing agreement with the RHS to develop and to produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o
Collaboration with Dick Foster Productions (DFP) and Harrah’s Entertainment, Inc. ”to open companies of HATS! beginning in January 2007. in New Orleans and potentially other Harrah’s locations. We seek to optimize revenue from our by licensing the HATS! trademarks and by selling HATS! merchandise.

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

o	Evaluating our option to produce the screenplay REEL LOVE as an independent feature film.

o	Negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) on Broadway.

o	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by levering the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	The ongoing management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors VM, MM, JC and, RB serve as members of its board of directors.;

•	Formation of alliances with companies that possess rights or agreements desired by us including:

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

Theatre ownership requires staffing theatre management and selecting product to be performed within the space(s). Oftentimes authors and composers who want to develop their works consult producers and general managers to help in the process of developing a show from its inception to its ultimate commercial production on Broadway. Many not-for-profit theatres and professional theatres hire outside consultants to help manage the theatres and to identify literary properties and enhancement financing to enable the theatre to participate in the development of a Broadway bound production. It is our objective to grow our theatres consulting business.

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

1.
We have had losses, and we cannot assure future profitability. We have reported operating losses for fiscal years 2004, 2005, 2006 and year-to-date 2007. The accumulated deficit and deficit accumulated during the development stage at March 31, 2007 amounted to $248,300 and $4,988,479 respectively. We cannot assure that we will operate profitably, and if we cannot, we may not be able to meet our working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial conditions.

2.
Dependence on Mitchell Maxwell, Victoria Maxwell and James Cardwell. We depend, and expect to continue to depend, on the services provided by Mitchell Maxwell, Victoria Maxwell and James Cardwell, our directors and principal executives. Virtually all of the significant decisions concerning the conduct of our business, including the properties and rights to be developed or acquired and the financing, production and distribution of any theatrical motion pictures, Broadway or Off-Broadway production, real estate acquisition, or other projects are, and are expected to continue to be, made by Mitchell Maxwell, Victoria Maxwell and James Cardwell. The loss of their services or a dispute among them could have a material adverse effect on our business. On January 17, 2006, the Company entered into employment contracts with the following officers of the Company; Mitchell Maxwell, President; Victoria Maxwell, Vice President and Secretary: James S. Cardwell, Chief Financial Officer and Chief Accounting Officer. The employment contracts are for a term of three (3) years. On December 13, 2006, the Company entered into an employment contract with William Plon as the new Chief Financial Officer beginning January 1, 2007 (how handle this?). Amended employment agreements were entered into with James Cardwell for him to take the title of Chief Operating Officer as of January 1, 2007, and with Victoria Maxwell, Mitchell Maxwell.

3.
Control of Company. Our six largest shareholders own 13,448,328 shares, approximately 36.1% of our existing issued and outstanding stock as of the time of this filing. We are not aware of any agreement between any of the shareholders as to the voting of these shares in connection with our business operations. These shareholders nevertheless have the voting power to control our affairs.

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

6.
Intense Industry Competition. The live theatre and motion picture industries are intensely competitive and speculative. We compete with the major theatrical producers, theatre owners, motion picture studios and numerous independent producers of both theatre and feature film production, many of which are producing an increasing number of theatrical productions and feature films. Most of our principal competitors have greater financial strength, distribution capabilities, technical and creative resources and are better established in the industry. We also compete for interest in and acceptance of our products by the public. Audience appeal depends upon a variety of changing factors that cannot be reliably predicted and over which we have little if any control.

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

At March 31, 2007, the Company reported a goodwill balance of $9,684,781 representing 79% of total assets. The Company recognized the aforementioned goodwill as a result of the acquisition of SPI during the year ended June 30, 2005, and the acquisition of DFP during the quarter ended March 31, 2007. The implied fair value of goodwill for this reporting unit (SPI) was determined by management’s assessment of the net present value of projected SPI cash flows at June 30, 2006. The goodwill recognized for the acquisition of DFP was based upon the excess that the Company agreed to pay for the acquisition of 80% of the DFP over the book value of the DFP. Based on the testing of goodwill that management performed at March 31, 2007, management determined that the implied fair value of goodwill exceeded the carrying amount of goodwill; consequently, no impairment of goodwill was recorded for the year ended March 31, 2007. At a minimum, management tests for goodwill impairment annually. In the event that management determines that impairment indicators are present, management will test for goodwill impairment more frequently. For the period end March 31, 2007, management concluded that no impairment indicators existed.

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

F. Operating Results for the Nine Months Ended March 31, 2007 and 2006:

Revenues - Revenues for the nine months ended March 31, 2007 and 2006 equaled $1,159,449 and $127,100 respectively. We earned fees from providing consulting services to the DCT thru December 31, 2006, and $1,106,541 from Box Office Sales related to our theatrical productions.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 2007 were $1,842,603 compared to $780,817 during the nine months ended March 31, 2006 representing an increase of $1,061,786. This increase was primarily due to an increase in payroll expenses due to the hiring of additional employees and increases in salaries of existing employees and officers. Consulting fees also rose due to the hiring of Romano, Ltd., Moneta Capital Advisors and Venture Catalyst, LLC, Accounting fees rose but were partly offset by declines in management fees. Management fees declined due to the termination of the management contract between SEI and the Company. Interest expense rose and amortization of beneficial conversion costs related to convertible debentures increased due to their issuance during this period, an increase in, an increase in an offset by a decrease in There was also an increase in interest expense, and, due to the issuance of convertible debentures

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the nine months ended March 31, 2007 of $3,089,593 compared to the $697,902 for the nine months ended March 31, 2006 is due primarily to higher production expenses payroll expenses and professional fees that were partly offset by increasing revenue. Payroll expenses, professional fees were offset by an increase in revenues.

Liquidity and Capital Resources:

At March 31, 2007 we had $380,476 in cash. Our cash requirements are needed to pay for costs of maintaining our share of office and utility bills, and fixed management office expenses, and needed to pay for production expenses by our subsidiaries. We expect to use our cash for working capital purposes; and, assuming a trading market is established for our stock to use our shares to expand our theatrical management and real estate business and produce more live-stage theater productions and independent films.

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

During and subsequent to the nine months ended March 31, 2007, we increased our finances through the issuance of common stock to various third parties, as discussed further in Part II, Item 2: Sales of Unregistered Equity Securities and Use of Proceeds.

	For the nine months ended March 31, 2007
Source	Cash Proceeds	Cash Disbursements
Non-related party activities:
Sale of common stock	$1,253,799	-
General and administrative expenses	-	$959,226
Gross box office revenues
Production expenses	-	1,257,775
Related party activities:

DCT - management services provided	52,650	-

TOTAL	$1,743,077	$2,217,001

For the nine months ended March 31, 2007, we had received $1,932,923 in the aggregate from the sale of common stock to third party investors. We had also received $436,429 from ticket sales for our production of HATS! in Denver, CO., and DFP received $593,763. We spent $1,842,603 in the aggregate for general and administrative expenses including, but not limited to, professional and legal fees, office expenses, rent, utilities and other operating expenses. We also spent $2,067,951 on production expenses. Concerning related parties, for the year ended June 30, 2006, we received $52,650 from DCT for management, marketing and booking services provided.

Operating Results for the Three Months Ended March 31, 2007 and 2006:

Revenues - Revenues for the three months ended March 31, 2007 and 2006 equaled $670,171 and $26,325, respectively.

Cost of Revenues and Gross Profit - Cost of revenues will be presented within the periods in which revenues are received and gross profit will be determined accordingly.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2007 were $978,381 compared to $349,621 during the three months ended March 31, 2006 representing an increase of $628,760. This increase was primarily due to payroll expenses, professional fees, offset by a decrease in management fees and professional fees and were offset by a decrease in management fees. There was also an increase in interest expense, and amortization of beneficial conversion costs related to its convertible debentures because these debentures were issued during, for the nine months ended March 31, 2007, which it did not incur in the nine months ended March 31, 2006, due to the issuance of convertible debentures.

Net Loss - Net loss is determined after the provision for minimum taxes at statutory rates between periods. The net loss for the three months ended March 31, 2007 of $1,434,409 compared to $343,620 for the three months ended March 31, 2006 due primarily to higher production expenses, payroll expenses, professional fees, offset by an increase in revenues.

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

ITEM 3. CONTROLS AND PROCEDURES

A. Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

B. Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of our fiscal year ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS - None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

A. Agreements between Related Parties

Loans to the New Denver Civic Theatre
As of March 31, 2007, we have loaned DCT an aggregate of $244,435, bearing an interest rate of eight (8%) percent. The Company loaned DCT $101,634 in the three months ended March 31, 2007.

B. Subsequent Events

Agreement with Capitol Securities Management
On March 9, 2007 Sibling Entertainment Group Inc. entered into an agreement to engage the services of Capitol Securities Management, Inc. (“CSM”) as its non-exclusive financial advisor with respect to the services offered by CSM to introduce the Company to one or more investors. The term of the agreement is for 12 months. As a license brokerage firm, CSM will entitled to a ten (10%) commission for the principal amount of any equity or convertible debt instruments sourced from their contacts, plus the issuance of warrants equal to ten (10%) of the total warrants issued to their sources, plus a five (5%) cash commission related to the placement of an equity by the Company for its our sources. As of the time of this filing, CSM had earned a total of $196,000 in commissions.

HATS! License to Tampa Bay Performing Arts Center
HHI has signed a multi-year licensing agreement with the Tampa Bay Performing Arts Center to produce the musical "HATS!" at multiple Florida venues. The agreement is effective January 1, 2008 through December 31, 2009 with an optional two year extension and includes licensing compensation based on gross weekly box office receipts and advance royalty payments; collaboration with and marketing support by the Red Hat Society, Inc. (“RHS”) where the RHS has approximately 3,000 local Florida chapters.

HATS! License to Harrah’s Entertainment, Inc.
DFP and HHI has signed a licensing agreement with Harrah’s Entertainment to produce the musical "HATS!" in Las Vegas to open in January 2008 under an agreement where DFP and HHI will provide the production elements and Harrah’s will provide the majority of the local marketing efforts including the venue location for an equal split of the box office revenues.

Richfield Entertainment LLC
STI and Garlin Holding Limited (“Garlin”) entered into an agreement along with Bernstein Entertainment Corporation (“BEC”). Garlin and STI will jointly form a new single purpose entity named Richfield Entertainment LLC (“Richfield”) owned 75% by Garlin and 25% y STI to develop and produce new entertainment works to be funded primarily through sources known to Garlin. Garlin will provide an initial $100,000 for the formation and start up costs and production costs of Richfield including the production of the cast album and theatrical productions of Israel Oh Israel licensed by BEC. Garlin was also issued 6 million warrants with an exercise price of $1.00/share with a five (5) year term.

Dean & Me
STI paid an option to Rupert Holmes (a three time Tony® Award Winner) to write the book to the musical entitled “Dean & Me” based upon the book of the same title written by Jerry Lewis about the life of Mr. Lewis and Dean Martin. The music and lyrics is to be created by Doug Besterman (a three time Tony® Award Winner) and Sharon Vaughn (Nashville Hall of Fame Winner).

Once Around the Sun
SPI paid an option to Amy Lanier to write the screenplay based upon the musical entitled “Once Around the Sun”
and Garlin Holding Limited (“Garlin”) entered into an agreement along with Bernstein Entertainment Corporation (“BEC”).

Loan Agreement with Sibling Entertainment Group Holdings, Inc. (OTCBB:SIBE)
On July 20, 2007, the Company entered into one or more loan agreements with SIBE to borrow up to $4 million at thirteen (13%) percent for up to six (6) months with an extension of three (3) months related to SIBE private offering of a 13% SERIES “AA” SECURED DEBENTURE to be used for the operations of the Company. At the time of this filing, the Company received in the aggregate a total amount of $2,550,000.

Issuance of Unregistered Equity Securities - Series A Convertible Debenture
On August 13, 2007, we completed and closed the Series A Convertible Debenture which began on January 31, 2007 completed the sale of we commenced an offering on a no minimum basis whereby we offered One Hundred Seven (107) Units at a purchase price of seven thousand ($7,000) dollars per Unit. At the conclusion of the offering, a total of 107 units were sold for a total aggregate amount $748,908.60.

Conversion of Debenture and Issuance of Stock
After March 31,, 2006, the Company converted a total of $183,000 of the principal balance of its Series H Private Offering issued during 2005 to fund the development costs of the production HATS!. Any amount of the Series H that was not converted was fully repaid including all accrued interest. The amount converted into common stock in the aggregate amount to an additional 366,000 shares of the Company’s common stock at the conversion rate of $0.50/share.

Penalty Share and Issuance of Stock
As a part of the registration rights agreement included an made part of the past private offerings beginning with Series D, the Company was required to file a registration statement within six (6) months of the subscription agreement and become effective within 90 days thereafter and upon failure to achieve this objective the Company would be required to issue an additional amount of shares each month equal to 1.5% of the total shares issued under their respective offering with a maximum amount equal to nine (9%). As a result, the Company issued a total of 491,759 shares related to the penalty clause(s).

Consulting Agreements and Issuance of Stock
After March 31, 2007 and as of the time of this filing, the Company has issued a total of 576,000 shares related to variance consulting agreements for services rendered and 700,000 stock purchase warrants with an exercise price of $0.50/share with a term of five (5) years.

Letter of Intent with the Red Hat Society, Inc.
On May 10, 2007, the Company entered into a letter of intent with the Red Hat Society, Inc. (“RHS”) and subsequently advanced One Hundred Thousand Dollars ($100,000) to extend the exclusive period after the first 60 days through September 30, 2007 to explore the possible acquisition of the RHS by the Company. No further terms or conditions have been discussed or set. The RHS and STI developed a strong relationship through the joint effort to develop, produce and market the musical HATS! based upon the members of the RHS.

C. Conflicts of Interest

Our officers and directors, Mitchell Maxwell, Victoria Maxwell and James Cardwell are experienced in the development and production of theatrical productions and independent feature films as well as theatrical management and consulting of both professional and not-for-profit theatres including SEI, where they continue to serve as both directors and officers in similar capacities engaged in the production of theatrical and film productions and the consulting of professional and not-for-profit theatres. There may exist conflicts of interests in the management of two companies with similar business plans of operations. At the same time, both companies have been strengthened from the common association of its officers and directors. Richard Bernstein is also an officer and President of Bernstein Corporation and Israel, Oh Israel that recently licensed the rights to the musical Israel, Oh Israel to the entity, to be formed, Richfield Entertainment LLC partially owned by the Company.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

(i) On January 12, 2007, we filed a Form 8-K for the creation of a financial obligation (Item 2.03) SEC File No. 333-60958

(ii) On February 1, 2007, we filed a Form 8-K for the unregistered sale of equity securities (Item 3.02) SEC File No. 333-60958

(iii) On March 6, 2007, we filed a Form 8-K for entry into a material agreement (Item 1.01) and unregistred sale of equity securities (Item 3.02) SEC File No. 333-60958

(iv) on March 14, 2007, we filed a Form 8-K for the creation of a financial obligation (Item 2.03) SEC File No. 333-60958

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Mitchell Maxwell, Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James Cardwell, Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mitchell Maxwell, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James Cardwell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Mitchell Maxwell	President and Director	August 14, 2007
Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ James Cardwell	Chief Financial Officer,	August 14, 2007
James Cardwell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
By: /s/ Mitchell Maxwell	President and Director	August 14, 2007
Mitchell Maxwell

SIGNATURE	TITLE	DATE

By: /s/ James Cardwell	Chief Financial Officer,	August 14, 2007
James Cardwell